Form 10-Q
period 2010-02-28
Axiologix Education Corp
filed 2010-05-04
CIK 1470177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-161321

AXIOLOGIX EDUCATION CORPORATION

(Name of Small Business Issuer in its charter)

Nevada	61-1585332
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

501 Scarborough Dr., Suite 308E Egg Harbor Township, New Jersey	08234
(Address of principal executive offices)	(Zip Code)

(609) 646-2005

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 4, 2010 the registrant had 9,783,122 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

ITEM 1.  Financial Statements

The unaudited interim condensed financial statements of Axiologix Education Corporation (the “Company”, “Axiologix”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

Axiologix Education Corporation

(A Development Stage Company)

Unaudited

(Expressed in U.S. Dollars)

February 28, 2010

Unaudited Condensed Balance Sheets	F-1
Unaudited Condensed Statements of Operations	F-2
Unaudited Condensed Statement of Stockholders Deficit	F-3
Unaudited Condensed Statements of Cash Flows	F-4
Unaudited Notes to the Financial Statements	F-5

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	February 28, 2010	May 31, 2009
ASSETS

Current assets
Cash	$ -	$ 4,992
Prepaid Expense	-	1,765
Due from related party	-	10,153
Total current assets	-	16,910

Total Assets	$ -	$ 16,910

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 58,124	$ 20,089
Cash overdraft	1,947	-
Convertible Notes payable	75,000	20,000
Due to shareholder	-	5,000
Total Liabilities	135,071	54,089

Commitments and Contingencies

Stockholders' Deficit

Common stock, $0.001 par value; 150,000,000 shares authorized,
4,434,407 and 10,022,600 shares issued and outstanding, as of February 28, 2010 and May 31, 2009,respectively	4,434	10,023
Common stock payable, 2,440,000 and 0 shares issuable, as of February 28, 2010 and May 31, 2009, respectively	244,000
Additional paid-in capital	399,202	126,977
Accumulated Deficit During the Development Stage	(782,707)	(174,179)
Total Stockholders' Deficit	(135,071)	(37,179)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 16,910

The accompanying notes are an integral part of these financial statements

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended February 28, 2010	For the Nine Months Ended February 28, 2010	For the Period From April 29, 2009 (Inception) to February 28, 2010
Revenue	$ -	$ -	$ -

Operating Expenses
Professional fees	58,558	122,920	224,997
General and administrative	347,352	483,721	555,420
Total Operating Expenses	405,910	606,641	780,417

Loss from Operations Before Provision for Income Taxes	(405,910)	(606,641)	(780,417)

Other Income/(Expenses)
Interest Income	-	1,847	2,100
Interest Expense	(1,467)	(3,734)	(4,390)
Total Other Income/(Expense)	(1,467)	(1,887)	(2,290)

Provision for Income Taxes	-	-	-

Net Loss	$ (407,377)	$ (608,528)	$ (782,707)

Net Loss Per Share - Basic and Diluted	$ (0.11)	$ (0.07)

Weighted average number of shares outstanding during the period - Basic and Diluted	3,810,524	8,467,330

The accompanying notes are an integral part of these financial statements

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

						Deficit
	Common Stock				Additional	accumulated during	Total
	$.001 Par Value		Common stock issuable		Paid-In	development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	stage	Deficit
Balance April 29, 2009 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -

Common stock issued to founders ($0.10/Sh)	8,740,000	8,740	-	-	(8,740)	-	-
Common stock issued for cash ($0.10/Sh)	1,279,000	1,279	-	-	126,621	-	127,900
Common stock issued for services ($0.10/Sh)	3,600	4	-	-	356	-	360
Stock based compensation to founders	-	-	-	-	8,740	-	8,740
Net loss for the period April 29, 2009 (Inception) to May 31, 2009	-	-	-	-	-	(174,179)	(174,179)

Balance May 31, 2009	10,022,600	10,023	-	-	126,977	(174,179)	(37,179)

Common stock issued for cash ($0.10/Sh)	3,014,000	3,014	-	-	298,379	-	301,393
Stock redeemed and cancelled	(173,031)	(173)	-	-	(56,927)	-	(57,100)
Stock issued for services	223,438	223	-	-	22,120	-	22,343
Shares rescinded	(8,652,600)	(8,653)	-	-	8,653	-	-
Common stock issuable ($0.10/Sh)	-	-	2,440,000	244,000	-	-	244,000
Net loss for the nine months ended February 28, 2010	-	-	-	-	-	(608,528)	(608,528)
Balance, February 28, 2010	4,434,407	$ 4,434	$ 2,440,000	$ 244,000	$ 399,202	$ (782,707)	$ (135,071)

The accompanying notes are an integral part of these financial statements

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period From
	For the Nine Months Ended	April 29, 2009 (Inception)
	February 28, 2010	to February 28, 2010
Cash Flows from Operating Activities:
Net Loss	$ (608,528)	$ (782,707)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services	22,343	31,443
Stock issuable for services	244,000	244,000
Changes in operating assets and liabilities:
Increase/Decrease in other current assets	1,918	-
Decrease/Increase in accounts payable and accrued expenses	29,035	58,124
Net cash used in Operating Activities	(311,232)	(449,140)

Cash Flows from Financing Activities:
Repayments on loans - related party	-	(10,000)
Cash from note payable	55,000	75,000
Advances payable - related party	-	5.000
Proceeds from related party loans	10,000	10.000
Proceeds from sale of stock	301,393	429.293
Principal payments on advances from related party	(5,000)	(5,000)
Payment to redeem outstanding stock	(57,100)	(57,100)
Overdraft on bank account	1,947	1,947
Net Cash Provided by Financing Activities	306,240	449,140

Net Increase (Decrease) in Cash	(4,992)	-

Cash at Beginning of Period	4,992	$ -

Cash at End of Period	$ -	$ -

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:

Common shares rescinded	$ 8,653	$ 8,653

The accompanying notes are an integral part of these financial statements

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Axiologix Education Corporation was incorporated under the laws of Nevada, USA, on April 29, 2009.  The Company has limited operations and in accordance with ASC 915, is considered a development stage company that has had no revenues from inception to date.

Initial operations have included organization, capital formation, target market identification, and marketing plans.  Management is planning to commence operation as educational software and services provider for school systems K-20 by focusing on raising student achievement through its research-based school design, uniquely aligned assessment systems, interactive professional development, integrated use of technology and other proven program features.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended May 31, 2009.  The interim results for the period ended February 28, 2010 are not necessarily indicative of the results for the full fiscal year.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  There is no effect on net income, cash flows or stockholders’ equity as a result of these reclassifications.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment.  It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events.  Accordingly, the actual results could differ significantly from estimates.

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at February 28, 2010 or May 31, 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At February 28, 2010 and May 31, 2009, respectively, the balance did not exceed the federally insured limit.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Also see Note 3 regarding going concern matters.

Loss per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Since the Company reflected a net loss for the three and nine months ended February 28, 2010, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest.  Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  The expense resulting from share-based payments are recorded as a component of general and administrative expense.

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment.  This pronouncement was effective for periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This pronouncement was effective for interim or fiscal periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP.  FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative.  These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period.  The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards.  On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update will become effective for the

Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011.  The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $608,528 and net cash used in operations of $311,232 for the nine months ended February 28, 2010.  The Company had a working capital deficit of $135,071 and a stockholders’ deficit of $135,071 at February 28, 2010.

The Company may seek additional funds to finance its immediate and long-term operations through debt and/or equity financing.  The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These factors, among others, raise doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations.

In response to these problems, management has planned the following actions:

● Management intends to raise additional funds through public or private placement offerings.

●Management is currently formulating plans with its educational software developers to generate sales.  There can be no assurances, however, that management’s expectations of future sales will be realized.

Note 4 - Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•

Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category.  All assets and liabilities are at cost which approximates fair value and there are not items that were required to be valued on a non recurring basis.

 Note 5 – Convertible Notes Payable

On April 9, 2009, the Company entered into a Secured Promissory Note with an individual for a loan of $20,000.  The note carries an annual interest rate of 20%, and is due on July 15, 2009 and is convertible into common stock with par value of $0.001 at the rate of 33 cents ($0.33) per share.  At the time of the issuance, the fair value of common stock is $0.10 which is less than the conversion price of $0.33 and hence the Company determined that there is no beneficial conversion feature.

During the period ended February 28, 2010, the Company entered into Secured Promissory Notes with third parties for a total of $55,000.  The notes carry an interest rate in the range 1.66%-20% compounding 20-60 days and are convertible into common stock with par value of $0.001 at the rate of 10 cents ($0.10) per share.  The Company has evaluated the conversion feature of the notes and determined that there is no beneficial conversion feature as the conversion price of $0.10 is the same as the fair value of the stock at the time of issuance.  Notes have a 30-60 day maturity.  All notes due as of the date of the filing have been extended.

As of February 28, 2010 and May 31, 2009, the Company had accrued interest payable of $4,390 and $656 respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

As of May 31, 2009, the Company issued 8,740,000 shares of common stock to its founders at par. 8,652,600 shares were subsequently rescinded and the difference of 87,400 shares were valued at $0.10 and recorded as stock-based compensation for the year ended May 31, 2009.

During the period ended May 31, 2009, the Company issued 1,279,000 shares of its common stock for $127,900.

During the period ended May 31, 2009, the Company issued 3,600 shares of common stock for services.  The value of the shares was $360 or $0.10 per share which was the price of the most recent sale of the Company’s stock.

On August 14, 2009, the Company redeemed and cancelled 15,152 shares of its common stock from an investor for $5,000.

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended February 28, 2010, the Company issued 3,014,000 shares of its common stock for $301,393.  In addition, the Company redeemed and cancelled 173,031 shares of its common stock for a total of 57,100.  These shares were purchased from one investor at a price of $0.33 per share.  This represented a premium on this purchase of $0.23 over our prior cash sales of common stock at $0.10 per share.

During the nine months ended February 28, 2010, the Company issued 223,438 shares of common stock for services.  The value of the shares was $22,342 or $0.10 per share.

For the nine months ended February 28, 2010, the Company has to issue 2,440,000 shares of common stock for services.  The value of the shares was $244,000 or $0.10 per share (See Note 8).

NOTE 7 – COMMITMENTS

Consulting Agreement

On February 15, 2010 the Company entered into a one year agreement with an unrelated third party to provide consulting services.  In exchange for the services provided the Company will issue 50,000 shares of common stock per month.  For the period ended February 28, 2010, 50,000 shares of common stock were issued with a fair value of $5,000 ($0.10/share), based upon recent third party cash issuances.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of February 28, 2010 and May 4, 2010, the date the financial statements were issued.

During March and April 2010, the Company issued 380,000 shares of its common stock for $38,000 ($0.10/share).  In addition, the Company redeemed and cancelled 102,727 shares of its common stock for a total of $33,900.  The shares were purchased at a price of $0.33 per share.  This represented a premium on this purchase of $0.23 over our prior cash sales of common stock at $0.10 per share.

During March and April 2010, the Company issued 1,700,000 units of its common stock and 800,000 warrants in exchange of $85,000.  Each unit consists of one share of common stock and one warrant.  The warrants have an exercise price of $0.05/share and expire in 1 year.

During March and April 2010, the Company issued 270,000 shares of common stock for services.  The value of the shares was $27,000 or $0.10 per share.

During March and April 2010, the Company entered into Secured Promissory Notes with third parties for a total of $90,500.  The notes carry an interest rate in the range 1.66%-20% compounding 20-60 days and are convertible into common stock with par value of $0.001 at the rate of 10 cents ($0.10) per share.  The Company has evaluated the conversion feature of the notes and determined that there is no beneficial conversion feature as the conversion price of $0.10 is the same as the fair value of the stock at the time of issuance.

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During April 2010, the Company repaid $3,200 in convertible note payable.

During April 2010, the Company issued 661,442 shares of common stock in connection with the conversion of $66,144 of convertible debt.

During March and April 2010, the Company issued 2,440,000 shares of common stock to relieve common stock payable for the services performed through February 28, 2010.  The value of shares is $244,000 or $0.10 per share (See Note 6).

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Axiologix Education Corporation ("Axiologix", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on April 29, 2009.  Axiologix is an educational software and services provider for school systems K-20.  Management plans to focus on raising student achievement through its research-based school design, uniquely aligned assessment systems, interactive professional development, integrated use of technology and other proven program features.  We do not have any subsidiaries.

Liquidity and Capital Resources

As of February 28, 2010, we had cash and cash equivalents of $nil and a working capital deficiency of $135,071.  As of February 28, 2010 our accumulated deficit was $782,707.  For the nine months ended February 28, 2010 our net loss was $608,528.

Our loss was funded by proceeds from the sale of our common stock and shareholder loans.  During the nine months ended February 28, 2010, we raised in net proceeds $306,240 through financing activities and our cash position decreased by $4,992.

We used net cash of $311,232 in operating activities for the nine months ended February 28, 2010.  We did not use any money in investing activities for the nine months ended February 28, 2010.

During the nine months ended February 28, 2010 our monthly cash requirement was approximately $34,581.

We expect to require a total of approximately $4,398,139 to fully carry out our business plan over the next twelve months beginning May 2010 as set out in this table:

Description	Estimated Expense
Product Development	$534,014
Advertising and Marketing	$572,004
Sales, Support, Administration, Overhead/Expansion	$2,547,090
Inventory and Work-In-Process	$72,984
Operational Expenditures	$672,047
Total	$4,398,139

We intend to meet our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements.  We are currently not in good short-term financial standing.  We anticipate that we may not generate any revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize.  There is no assurance we will achieve profitable operations.  We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at February 28, 2010, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

We intend to raise funds to meet our cash requirements (approximately $4,400,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  At this time we do not have any commitments from any broker-dealer to provide us with financing.  There is no guarantee that we will be successful in raising any capital.  There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all.  If we fail in raising capital, our business may fail and we may curtail or cease our operations.

Results of Operations for the three months ended February 28, 2010 and from inception to February 28, 2010.

No Revenues

Since our inception on April 29, 2009 to February 28, 2010, we have not earned any revenues.  As of February 28, 2010, we have an accumulated deficit of $782,707.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $407,377 for the three months ended February 28, 2010.  From inception on April 29, 2009 to February 28, 2010, we have incurred a net loss of $782,707.  Our basic and diluted loss per share was $0.11 for the three months ended February 28, 2010.

Expenses

Our total operating expenses was $405,910 for the three months ended February 28, 2010.  Since our inception on April 29, 2009 to February 28, 2010, we have incurred total operating expenses of $780,417.

We incurred professional fees of $58,558 for the three months ended February 28, 2010.  Since our inception on April 29, 2009 until February 28, 2010 we have spent $224,997 on professional fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses for the three months ended February 28, 2010 was $347,352.  Since our inception on April 29, 2009 until February 28, 2010 we have spent $555,420 on general and administrative expenses.

We spent $1,045 on research and development expenses for the three months ended February 28, 2010.  Since our inception on April 29, 2009 until February 28, 2010 we have spent $61,494 on research and development.  Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Results of Operations for the nine months ended February 28, 2010

No Revenues

We did not earn any revenues during the nine months ending on February 28, 2010.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $608,528 for the nine months ended February 28, 2010.  Our basic and diluted loss per share was $0.07 for the nine months ended February 28, 2010.

Expenses

Our total operating expenses was $606,641 for the nine months ended February 28, 2010.

Our professional fees were $122,920 for the nine months ended February 28, 2010.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses were $483,721 for the nine months ended February 28, 2010.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of February 28, 2010, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

ITEM 4.  Controls and Procedures

Not applicable

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2010.  Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations On The Effectiveness Of Internal Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

As of May 4, 2010 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  Unregistered Sales of Equity Securities

During March and April 2010, we issued 380,000 shares of common stock for $38,000 ($0.10/share).  In addition, we redeemed and cancelled 102,727 shares of common stock for a total of $33,900.

During March and April 2010, we issued 1,700,000 units of common stock and 800,000 warrants in exchange of $85,000.  Each unit consists of one share of common stock and one warrant.  The warrants have an exercise price of $0.05/share and expire in 1 year.

During March and April 2010, we issued 270,000 shares of common stock for services.

During April 2010, we issued 661,442 shares of common stock in connection with the conversion of $66,144 of convertible debt.

During March and April 2010, we issued 2,440,000 shares of common stock to relieve common stock payable for the services performed through February 28, 2010.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIOLOGIX EDUCATION CORPORATION

Date: May 4, 2010	By: /s/ John P. Daglis
John P. Daglis
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director