Form 10-K
period 2010-05-31
Axiologix Education Corp
filed 2010-08-30
CIK 1470177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED May 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

COMMISSION FILE NUMBER 333-161321

AXIOLOGIX EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	61-1585332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Scarborough Dr., Suite 308E Egg Harbor Township, NJ	08234
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 646-2005

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as define in Rule 405 of the Securities Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the past 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of August 27, 2010:  $6,189,261

Indicate by check mark whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No  ☐

As of August 27, 2010, 26,001,626 shares of the Registrant’s Common Stock were outstanding.

Axiologix Education Corporation

FORM 10-K
For the Fiscal Year Ended May 31, 2010

INDEX

i

PART I

Item 1.          Description of Business.

In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and anticipated operating results; developments in our markets and strategic focus; product development and reseller relationships and future economic and business conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Risk Factors” in Item 1.A. of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

Information regarding market and industry statistics contained in this Form 10-K is included based on information available to us that we believe is accurate.  It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Form 10-K.  We do not assume any obligation to update any forward-looking statement.  As a result, investors should not place undue reliance on these forward-looking statements.

General

We are a start-up company comprised of management and sales executives in education who have experience and a proven successful track record in sales performance over the past two decades.  Our main focus is on the sales and marketing of educational software titles serving schools with grade levels from Kindergarten through Higher Education.  We are concentrating on raising student achievement through research-based school designs, uniquely aligned assessment systems, interactive professional development, integrated use of technology, and other proven productivity applications in education.

As a part of our expansion plans, we have targeted and made informal commitments for the hire of several top producers in sales, marketing, and managed software implementation in education technology.  These top producers have committed to come on board and become part of our educational software dealership that offers niche productivity solutions in the education market.  In August 2010, we hired three of these individuals and plan to hire additional individuals as our capital resources permit.

We intend to have several potential exclusive reseller relationships with educational software companies for the re-sale of their on-line managed software applications that complement each other.  The strategic positioning of these products complementing each other, coupled with the proven track record of the aforementioned top-producing sales executives, is expected to propel our sales revenue.  This includes the sale of packaged on-line software licensing, consulting services, training and support, and other complimentary educational software tools.

In August 2010, we entered into an exclusive reseller agreement with Edumedia Software Solutions Corporation (“Edumedia”) for the sale of E*pad, an on-line managed software application that manages performance assessments for teachers to be deployed among their students.   Under the terms of the agreement, we have paid to Edumedia $91,800 as a research and development contribution, issued to Edumedia 940,000 shares of our common stock and agreed to pay to Edumedia 50% of the revenues we collect from the sale of their products.  The agreement has an initial term of 18 months.   Our principal officer and a director, John P. Daglis, was formerly the Chief Executive Officer of Edumedia.

We are in discussion regarding other potential exclusive resellerships with Seacliff Educational Solutions (for their eBoard® and Curricuplan® on-line software products) and Contour Data (for their Student Tracker Software), all of which are described in the following Products below.  Although these potential exclusive resellerships have not been formalized with written agreements yet, these companies have given us verbal authorization to begin representing their products and services in anticipation of us hiring the aforementioned “top producers” in sales, marketing, and managed software deployment.  We expect that terms will range from a 20% - 50% mark-up depending upon the amount of technical support, help desk services, and professional development we provide to these companies.

Since the passage of the “No Child Left Behind” legislation to the recent commitments to Education in the latest stimulus plan that President Obama has so strongly endorsed, the education industry has been facing a growing premium on intellectual capital, education reform, and a focus on assessment and accountability.  Within the $767 billion stimulus plan that was passed in February 2009, $105.9 billion of it is allocated specifically to education.  According to the U.S. Department of Education, there is a balance of over $38 billion still left to be disbursed as of June 2010.  $600 million of the stimulus plan is focused on technology applications and well rounded assessment using technology.  This movement has spawned increasing demand for solutions that yield performance results, namely: accountability, improved records and operational efficiency, better information, improved learning, and better methodologies of teaching— results that our software solutions deliver.

We were incorporated on April 29, 2009 under the laws of the state of Nevada.  We maintain our statutory registered agent's office at 4421 Edward Avenue, Las Vegas, Nevada 89108.  Our business office is located at 501 Scarborough Dr. Suite 308E, Egg Harbor Township, NJ 08234.  Our telephone number is 609-646-2005 and our fax number is 609-939-0717.  We pay rent of $1,400 per month.

Products

Under our Reseller Agreement with Edumedia, we have the exclusive right to market and sell the following product:

E*pad

E*pad features a multimedia student portfolio for students combined with a performance assessment manager which is a research-based approach to structuring the collection, interpretation, and assessment of evidence regarding student learning.

Key Features:

•	Assessments that are aligned to national and state standards and rubrics;

•	Provides structured activities for teachers to use with students ;

•	Allows teachers to create new assessments as well as to modify existing ones;

•	Focuses on improving the learning of all students;

•	Provides a highly interactive assessment environment;

•	Supports a collegial learning community for sharing materials and activities;

•	Contains an assessment framework to help educators make systematic use of evidence of learning;

•	Provides a structured process for analyzing evidence of student learning;

•	Allows students to develop a portfolio of their exemplary work; and

•	Supports an interactive educational environment where teachers can work collaboratively and share strategies with colleagues to improve future assessments.

Key Benefits:

•	User friendly;

•	Internet Based;

•	Encourages higher levels of student achievement;

•	Promotes student centered learning;

•	Facilitates interdisciplinary and collaborative teaching;

•	Fosters cooperative learning projects;

•	Allows students to create a “digital portfolio” of their exemplary accomplishments; and

•	Facilitates increased involvement of parents.

We are in discussion regarding other potential exclusive resellerships with Seacliff Educational Solutions and Contour Data regarding the following products:

eBoard

eBoard is another software application that is an easy to use web page that allows educators to quickly post information online for parents and students.  eBoard is simple but powerful and keeps students and parents up to date and involved by posting homework, projects, events, and schedules online.

Key Features:

•	Archive function;

•	Rich Text Editing;

•	iNote Discussion;

•	eBoard Calendar;

•	Passwords;

•	Customization;

•	Administrator site; and

•	Online Help.

Key Benefits:

•	Ease of use, simple on-line format;

•	Enables the users to collaborate online using safe and secure discussions for book talks, homework, help, blogs, etc.;

•	Teachers can attach class specific content including notes, presentations, pictures, etc., and integrate technology by posting web links, templates, and documents;

•	Teachers can share classroom resources with other teachers, as well as archive and store digital content to access from home or school; and

•	Communicate with committees and other educators using private eBoards.

Curricuplan

Curricuplan is a solution for web based curriculum planning.  Using Curricuplan, school districts design, review, and share a database of high quality standards based instructional content online.

Key Features:

•	Web-based;

•	Multiple Authors;

•	Flexible Template;

•	Integrated State Standards;

•	Online Approval Process;

•	Peer Reflections;

•	Searchable Database;

•	Online Help; and

•	SIF Compliant.

Key Benefits:

•	Ease of use in an environment where educators can create, revise, and reflect on unit and lesson plans;

•	Collaborate district wide on curriculum development;

•	Share effective instructional strategies and resources;

•	Identify standards that have been met;

•	Review and approve instructional content online;

•	Integrate technology into the curriculum;

•	Track instructional plans throughout the district;

•	Mentor and provide resources for new teachers; and

•	Reflect after instruction to provide feedback for revisions.

Student Tracker

Student Tracker is an Integrated Student Administration System that tracks attendance, scheduling, grading, and manages individual records for each student.  This application also has a Special Education component that maintains government mandated custom forms for Individualized Education Plans (IEP’s) for students enrolled in the schools’ child studies department.

Key Features:

•	Attendance Module;

•	Special Education Module;

•	Grading Module;

•	Scheduling Module;

•	Document processing system provides forms, documents, and letters that can easily be modified to meet your specific state and district requirements;

•	Logs professional improvement hours for all staff members;

•	On-site training and technical support via toll-free telephone, electronic mail and Internet; and

•	Data conversion from paper or existing software available.

Key Benefits:

•	Records student attendance, discipline, grades, and medical history (from the teacher’s desktop);

•	Allows the monthly attendance report to be completed in minutes instead of hours;

•	Automated parental notices for truancy;

•	Simplifies and automates grading and scheduling;

•	Generates student schedules from a master class list;

•	Allows for the electronic recording of grades and printing report cards;

•	Creates State compliant IEPs, evaluations & parental notices;

•	Gives educators complete control of document content and format;

•	Generates October, December, and end-of-year tables in minutes;

•	Retains chronological history of all IEPs, documents and parental contact; and

•	Discipline and Transportation Modules are also available.

Sales and Marketing Strategy

Product Positioning Strategy:

We intend to position our products as complementary to Integrated Learning Systems (ILS) and other similar offerings.  ILSs provide instructional content, assessment and management tools, and allow students to study at their own level.  ILSs also pace and track students’ work and progress for teachers to review.  Given the mandate to achieve yearly progress in student outcomes under No Child Left Behind Legislation, the tracking feature of ILSs is likely to be welcomed by educational providers.  However, most ILSs lack performance assessments as content, and multimedia/digital portfolio features as well as teaching tools for tracking assignments online.  As such, we intend to position our products as complementary, add-on components that fill the gaps lacking in ILSs.

Customer Acquisition and Product Awareness:

We plan on paying close attention to client servicing, especially on offering extensive training (in the form of workshops) to teachers and other educational institution staff on product usage.

We intend to achieve product awareness by introducing our products to key purchase decision makers, typically a combination of the Superintendent, Federal Programs Administrator, Curriculum Supervisor and/or Technology Coordinator of the school district, which are all relationships that we have begun to establish and build.

We will also provide ongoing staff development on technology in various Education Technology Training Centers, i.e., federally and state sponsored countrywide showrooms, for training New Jersey educators in new technologies.  These showrooms will provide an excellent opportunity for us to introduce the unique characteristics of our products to teachers, technology administrators, and coordinators.

To strengthen product awareness further, we are planning on organizing regular conferences with Technology Coordinators and Curriculum Supervisors to provide hands-on-use of our software.  These conferences will initially take place in our initial target markets, namely New Jersey, Pennsylvania, Ohio, New York, and Delaware.  In addition, we plan on regularly attending National and Regional trade shows to cultivate and expand new business relationships.

Distribution Strategy:

Given our current relationships and proximity to New Jersey and New York, we will initially distribute our products locally in New Jersey and expand to the surrounding states as well as Tennessee and Indiana  during 2010.  In this initial Geographic area, New Jersey, New York and Pennsylvania are among the states that spend the most on education in the US.  We plan on following up these markets with the Mid Atlantic and Central states through 2011.  Our management believes that once a major market such as the Mid Atlantic States and Central States are penetrated, the model can be duplicated with Direct Marketing on a national level.  As such, a national and international marketing strategy is expected to be rolled-out toward year-end 2011.

We plan to utilize the following distribution channels: In-house sales representatives, authorized resellers, independent sales representatives, and national distributors.

Competition

There are several specific task software companies that offer niche based programs providing digital portfolios, curriculum alignment to state standards, assessment through rubrics with prescriptive learning, and lesson planning.  There is only one company currently working with automated on-line performance assessments, the Education Testing Service (ETS) in Princeton, New Jersey, which has not begun marketing theirs as of their last fiscal quarter.  Management has been unable to find any titles that have all of the aforementioned features in a single on-line package.  What differentiates the products offered by a specific task software company from the E*pad is the fact that they have not provided Performance Tasks to gain teacher acceptance, and they have not packaged all of the aforementioned features into one on-line application.  At this stage, it is too early to identify and assess the market performances of similar competing software programs with E*pad.  The national trend in educational techniques is just now maturing to permit commercial acceptance of Performance assessments into the market.

Below is a more detailed description about competition as it relates to the other specific applications we plan to sell:

eBoard: There are several other assignment tracking software titles which function on-line as eBoard does; however, the unique concept of using post-it note graphics to post assignments distinguishes this application from any other one in the assignment tracking arena.  This feature simplifies the function of entering an assignment and allows users to navigate through the site intuitively while seeing the assignments on a multifunctional post-it.

Curricuplan: There are several other curriculum management titles which function on-line as Curricuplan does; however, Curricuplan allows for curriculum alignment in lesson planning that demonstrates compliance with state mandated core curriculum content standards and across curriculum application among multiple subject areas simultaneously.

Student Tracker:  While there are also several individualized education plan (IEP) reporting titles available, the Student tracker has the unique feature of integrating the reporting feature with MS-Word, giving the user the added convenience of structuring the format of the resulting report with a customized appearance to each school district’s preference.

Compliance with Government Regulation

We are not currently subject to direct federal, state or local regulation and we do not believe that government regulation will have a material impact on the way we conduct our business.

Employees

We currently have six employees, two of which are in administrative roles, three employees that are engaged in business development, marketing and communications, and our Chief Executive Officer and President.

Research and Development Expenditures

We have incurred $191,950 on research and development of performance assessments for on-line educational software exercises with participating pilot partner school districts since our inception.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Item 1A.       Risk Factors.

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Axiologix Education Corporation and our business.

RISKS RELATED TO OUR BUSINESS

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our business plan calls for ongoing expenses in connection with the marketing and development of educational software programs.  We have not generated any revenue from operations to date.

While at May 31, 2010, we had cash on hand of $4,011 we have accumulated a deficit of $2,416,418 in business development and administrative expenses.  At this rate, we anticipate that additional funding will be needed for general administrative expenses and marketing costs.

In order to expand our business operations, we anticipate that we will have to raise additional funding.  If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations.  These factors may impact the timing, amount, terms or conditions of additional financing available to us.  The most likely source of future funds available to us is through the sale of additional shares of common stock or advances from our directors and officers.

WE LACK AN OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES OR PROFIT TO DATE.  THERE IS NO ASSURANCE OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES.  IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE MAY HAVE TO CEASE OPERATIONS.

We were incorporated in April 2009.  We have not started our proposed business operations or realized any revenues and we have been involved primarily in organizational activities.  We have no operating history upon which an evaluation of our future success or failure can be made.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to earn profit by marketing and developing educational software programs.  We cannot guarantee that we will be successful in generating revenues and profit in the future.  Failure to generate revenues and profit will cause us to suspend or cease operations.

IF WE FAIL TO FINALIZE OUR EXCLUSIVE RESELLERSHIPS, WE MAY HAVE TO REDUCE OR CEASE OPERATIONS.

We recently entered into an exclusive reseller agreement with  Edumedia Software Solutions Corporation. We are currently in negotiations with two other software companies to obtain exclusive resellership rights.  To date, we have not yet finalized the other two agreements.  There is no guarantee that we will be able to finalize these or other exclusive resellership agreements, and if we fail to finalize them we may have to reduce or cease our operations.

IF JOHN P. DAGLIS, OUR PRINCIPAL OFFICER, SHOULD RESIGN OR DIE, WE WILL NOT HAVE A CHIEF EXECUTIVE OFFICER.  THIS COULD RESULT IN OUR OPERATIONS SUSPENDING, AND YOU COULD LOSE YOUR INVESTMENT.

We depend on the services of our principal officer and a director, John P. Daglis, for the future success of our business.  The loss of the services of Mr. Daglis could have an adverse effect on our business, financial condition and results of operations.  If he should resign or die we will not have a chief executive officer.  If that should occur, until we find another person to act as our chief executive officer, our operations could be suspended.  In that event it is possible you could lose your entire investment.  We do not carry any key personnel life insurance policies on Mr. Daglis and we do not have a contract for his services.

BECAUSE WE HAVE ONLY ONE EXECUTIVE OFFICER WHO HAS NO FORMAL TRAINING IN FINANCIAL ACCOUNTING AND MANAGEMENT, WHO IS RESPONSIBLE FOR OUR MANAGERIAL AND ORGANIZATIONAL STRUCTURE, IN THE FUTURE, THERE MAY NOT BE EFFECTIVE DISCLOSURE AND ACCOUNTING CONTROLS TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS WHICH COULD RESULT IN FINES, PENALTIES AND ASSESSMENTS AGAINST US.

We have only one executive officer.  He has no formal training in financial accounting and management; however, he is responsible for our managerial and organizational structure, which includes preparation of disclosure and accounting controls.  While Mr. Daglis has no formal training in financial accounting matters, he has been reviewing our financial statements that have been audited and reviewed by our auditors.  Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment, however, because of the small size of our expected operations, we believe that he will be able to monitor the controls he will create and will be accurate in assembling and providing information to investors.

To address this risk, we have engaged Cardiff Partners, LLC to provide finance and accounting support services.   As part of this engagement, Cardiff will be reviewing and proposing revisions to the Company’s disclosure, accounting and financial reporting controls.

WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING SKILLED PERSONNEL.  OUR FAILURE TO DO SO COULD CAUSE US TO GO OUT OF BUSINESS.

Our future success will depend in large part on our ability to attract and retain highly skilled management, sales, marketing, and finance and product development personnel.  Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel.  Failure to attract and retain such personnel could have a material adverse effect on our operations and financial condition or cause us to go out of business.

WE WILL NEED SIGNIFICANT CAPITAL REQUIREMENTS TO CARRY OUT OUR BUSINESS PLAN, AND WE WILL NOT BE ABLE TO FURTHER IMPLEMENT OUR BUSINESS STRATEGY UNLESS SUFFICIENT FUNDS ARE RAISED, WHICH COULD CAUSE US TO DISCONTINUE OUR OPERATIONS.

We will require significant expenditures of capital in order to acquire and develop our planned operations.  We plan to obtain the necessary funds through private equity offerings.  We may not be able to raise sufficient amounts from our planned sources.  In addition, if we drastically underestimate the total amount needed to fully implement our business plan, our ability to continue our business will be adversely affected.

Our ability to obtain additional financing is subject to a number of factors, including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.

NON-ADOPTION OF WEB-BASED EDUCATION AND TRAINING PRODUCTS BY THE GENERAL MARKET COULD CAUSE OUR BUSINESS TO FAIL.

Our Web-based products represent a new and emerging approach for the education and market.  Our success depends substantially upon the widespread adoption of Web-based products for education.  The early stage of development of the market for Web-based education makes it difficult for us to predict customer demand accurately.  The failure of this market to develop, or a delay in the development of this market — whether due to technological, competitive or other reasons — would severely limit the growth of our business and adversely affect our financial performance and could cause our business to fail.

WE MAY BE SUSCEPTIBLE TO AN ADVERSE EFFECT ON OUR BUSINESS DUE TO THE CURRENT WORLDWIDE ECONOMIC CRISIS.

Our market and sales results could be greatly impacted by the current worldwide economic crisis, making it difficult to reach sales goals, as well as software and market development goals.

WE HAVE NO EXPERIENCE AS A PUBLIC COMPANY.  OUR INABILITY TO SUCCESSFULLY OPERATE AS A PUBLIC COMPANY COULD CAUSE YOU TO LOSE YOUR ENTIRE INVESTMENT.

We have never operated as a public company.  We have no experience in complying with the various rules and regulations, which are required of a public company.  As a result, we may not be able to operate successfully as a public company, even if our operations are successful.  We plan to comply with all of the various rules and regulations, which are required of a public company.  However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.  Our inability to operate as a public company could be the basis of your losing your entire investment.

OUR FAILURE TO TIMELY FILE CERTAIN PERIODIC REPORTS WITH THE SEC POSES SIGNIFICANT RISKS TO OUR BUSINESS, EACH OF WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We did not timely file with the SEC our current reports on Form 8-K which were filed on April 6, 2010,  May 18, 2010 and August 13, 2010  and our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.  Consequently, we were not compliant with the periodic reporting requirements under the Securities Exchange Act of 1934, as amended.  Our failure to timely file those and possibly future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits.  Any of these events could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders.

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND OUR DISCLOSURE CONTROLS AND PROCEDURES HAVE BEEN INEFFECTIVE, AND FAILURE TO IMPROVE THEM COULD LEAD TO ERRORS IN OUR FINANCIAL STATEMENTS THAT COULD REQUIRE A RESTATEMENT OR UNTIMELY FILINGS, WHICH COULD CAUSE INVESTORS TO LOSE CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION, AND A DECLINE IN OUR STOCK PRICE.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures”, as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end of the fiscal year period ended May 31, 2010, concluded that as of May 31, 2010, our internal controls over financial reporting were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, to allow timely decisions regarding required disclosure.  Failure to timely and accurately report our financial status to the SEC could subject us to enforcement action by the SEC and shareholder lawsuits, which may have an adverse impact on our business.

To address this risk, we have engaged Cardiff Partners, LLC to provide finance and accounting support services.   As part of this engagement, Cardiff will be reviewing and proposing revisions to the Company’s disclosure, accounting and financial reporting controls.

WE ERRONEOUSLY POSTED VALUATION DATA ON  OUR WEBSITE WHICH COULD BE CONSIDERED “OFFERS” UNDER THE SECURITIES ACT AND THIS VALUATION DATA HAD NO REASONABLE BASIS TO QUALIFY FOR ANY COMMUNICATIONS SAFE-HARBOR ADOPTED IN THE SECURITIES OFFERING REFORM SUCH AS RULES 163A, 168, OR 169.  BECAUSE OF THIS WE MAY HAVE BEEN IN VIOLATION OF SECURITIES LAWS AND MAY BE SUBJECT TO FINES OR SANCTIONS, WHICH COULD HAVE A MATERIALLY ADVERSE IMPACT ON OUR BUSINESS.  YOU SHOULD ONLY MAKE INVESTMENT DECISIONS AFTER CAREFULLY REVIEWING OUR PROSPECTUS, INCLUDING THE RISK FACTORS DESCRIBED IN THIS SECTION

We erroneously posted valuation data on our website which could be considered “offers” under the Securities Act and this valuation had no reasonable basis to qualify for any communications safe-harbor adopted in the securities offering reform such as rules 163a, 168, or 169.  If this valuation data that was previously posted on our website does not qualify for any communications safe-harbor adopted in the securities offering reform such as rules 163a, 168, or 169 we may be in violation of securities laws and may be subject to fines or sanctions, which could have a materially adverse impact on our business.

IF THE VALUATION DATA THAT WAS ERRONEOUSLY POSTED ON OUR WEBSITE IS DETERMINED TO CONSTITUTE AN UNREGISTERED OFFERING, PURCHASERS MAY HAVE THE RIGHT FOR A PERIOD OF ONE YEAR FROM THE DATE OF PURCHASE TO OBTAIN RECOVERY OF THE CONSIDERATION PAID IN CONNECTION WITH THEIR PURCHASE, PLUS STATUTORY INTEREST.  IF WE ARE REQUIRED TO REFUND AMOUNTS PAID TO US FOR SHARE SUBSCRIPTIONS, THIS MAY HAVE A MATERIALLY ADVERSE IMPACT ON OUR BUSINESS.

If the valuation data erroneously posted on our website is determined to constitute an unregistered offering, purchasers may have the right for a period of one year from the date of purchase to obtain recovery of the consideration paid in connection with their purchase, plus statutory interest.  If we are required to refund amounts paid to us for share subscriptions, this may have a materially adverse impact on our business and future expansion plans due to our currently limited financial position.

RISKS RELATED TO OUR INDUSTRY

IF POTENTIAL CLIENTS OR COMPETITORS USE OPEN SOURCE SOFTWARE TO DEVELOP PRODUCTS THAT ARE COMPETITIVE WITH OUR PRODUCTS AND SERVICES, WE MAY FACE DECREASED DEMAND AND PRESSURE TO REDUCE THE PRICES FOR OUR PRODUCTS WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND CAUSE OUR BUSINESS TO FAIL.

The growing acceptance and prevalence of open source software may make it easier for competitors or potential competitors to develop software applications that compete with our products, or for clients and potential clients to internally develop software applications that they would otherwise have licensed from us.  One of the aspects of open source software is that it can be modified or used to develop new software that competes with proprietary software applications, such as ours.  Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies.  If potential clients use open source software to internally develop software or if a current or potential competitor develops products using open source software that are competitive with our products and services, we may face decreased demand for our products and services which could have an adverse effect on our business and cause our business to fail.

THE MARKET FOR WEB-BASED EDUCATION TOOLS IS EXTREMELY FRAGMENTED AND COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OUR EXISTING COMPETITORS OR NEW ENTRANTS INTO THE MARKETS WE SERVE

The market for web-based education tools is fragmented and highly competitive.  Increased competition may result in lost sales and may force us to lower prices.  We expect that competition in this market will increase substantially in the future.  There can be no assurance that we can maintain or improve our competitive position.  Many of our current and potential competitors have longer operating histories, greater name recognition and greater financial, technical, sales, marketing, support and other resources than we do.

WE HAVE A NEED FOR CONTINUAL INTRODUCTION OF NEW PRODUCTS, AND UPDATE OF EXISTING PRODUCTS TO ADAPT TO FREQUENT CHANGES IN TECHNOLOGY.  IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS, UPDATE EXISTING PRODUCTS OR ADAPT TO CHANGES IN TECHNOLOGY OUR BUSINESS COULD FAIL.

The market for education and training products is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards.  The growth in the use of the Web and intense competition in its industry exacerbate these market characteristics.  Our future success will depend on our ability to adapt to rapidly changing technologies and customer demands by continually improving the features and performance of our products.  While we have new products and features scheduled for commercial launch, it cannot be assured that we will be successful in releasing them as scheduled, or that y will meet with market acceptance.  If we are unable to adapt to changing technologies, improve features of our current products or successful release our products, our business could fail and you could lose your entire investment.

WE ARE SUSCEPTIBLE TO UNDETECTED SOFTWARE ERRORS, OR “BUGS”, THAT COULD REDUCE REVENUE, MARKET SHARE, AND DEMAND FOR OUR PRODUCTS AND CAUSE OUR BUSINESS TO FAIL

Product performance problems could result in lost or delayed revenue, loss of market share, failure to achieve market acceptance, diversion of development resources or injury to our reputation, any of which could have a material adverse effect on our business and financial performance.  Software products such as ours may contain undetected errors, or bugs, which result in product failures or poor product performance.  Our products may be particularly susceptible to bugs or performance degradation because of the emerging nature of Web-based technologies and the stress that may be placed on our products by the full deployment of our products to users.  If these problems occur our business may fail.

WE ARE SUSCEPTIBLE TO CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT.  IF A CLAIM OF INFRINGEMENT IS SUCCESSFUL AGAINST US, OUR BUSINESS COULD FAIL.

If any of our products violate the proprietary rights of third parties, we may be required to reengineer our products or to obtain licenses to continue offering our products without substantial reengineering.  Any efforts to reengineer our products or obtain licenses from third parties may not be successful and, in any case, could have a material adverse effect on our business and financial performance by substantially increasing our costs or potentially causing our business to fail.

RISKS RELATED TO OUR COMMON STOCK

OUR OFFICERS AND DIRECTORS OWN A SUBSTANTIAL PERCENTAGE OF OUR OUTSTANDING COMMON STOCK, WHICH GIVES THEM CONTROL OVER CERTAIN MAJOR DECISIONS ON WHICH OUR STOCKHOLDERS VOTE, WHICH MAY DISCOURAGE AN ACQUISTION OF US.

Our principal officer beneficially owns approximately 18.58% of our outstanding common stock, and our officers and directors, as a group, beneficially own approximately 49.59% of our outstanding common stock.  The interests of our officers and directors may differ from the interests of other stockholders, and they may, by virtue of their ownership stake, be able to exert substantial influence or otherwise control many corporate actions requiring stockholder approval, including the following actions:

•	electing or defeating the election of directors;

•	amending or preventing amendment of our articles of incorporation or bylaws;

•	effecting or preventing a merger, sale of assets or other corporate transaction; and

•	controlling the outcome of any other matter submitted to the stockholders for vote.

The stock ownership of our officers and directors may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

OUR SHARES OF COMMON STOCK ARE SUBJECT TO THE “PENNY STOCK” RULES OF THE SECURITIES AND EXCHANGE COMMISSION AND THE TRADING MARKET IN OUR SECURITIES WILL BE LIMITED, WHICH WILL MAKE TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

THE PRICE AND TRADING VOLUME OF OUR COMMON STOCK WILL BE HIGHLY VOLATILE AND COULD ADVERSELY AFFECT YOUR ABILITY TO SELL YOUR SHARES AND THE AVAILABLE PRICE FOR THE SHARES WHEN SOLD.

Our common stock became eligible for trading on the OTC Bulletin Board on March 23, 2010 under the trading symbol “AXLX.OB.”  We expect the market for our stock will be highly volatile.  We cannot assure you that there will be a market in the future for our common stock.  Trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling or obtaining market quotations, which may have a depressive effect on the market price for our common stock.  You may not be able to sell your shares at your purchase price or at any price at all.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed.  Our most likely source of additional capital will be through the sale of additional shares of common stock.  Such stock issuances will cause stockholders' interests in our company to be diluted.  Such dilution will negatively affect the value of investors’ shares.

YOUR PERCENTAGE OWNERSHIP IN US MAY BE DILUTED BY FUTURE ISSUANCES OF CAPITAL STOCK, WHICH COULD REDUCE YOUR INFLUENCE OVER MATTERS ON WHICH STOCKHOLDERS VOTE.

Our Board of Directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options or shares that may be issued to satisfy our payment obligations.  Issuances of additional common stock would reduce your influence over matters on which our stockholders vote.

WE ARE REGISTERING THE RESALE OF 3,600,000 SHARES OF COMMON STOCK WHICH MAY BE ISSUED TO DUTCHESS OPPORTUNITY FUND, II, L.P. UNDER OUR INVESTMENT AGREEMENT AND 2,501,806 SHARES OF OUR COMMON STOCK WHICH ARE HELD BY OUR EXISTING STOCKHOLDERS.  THE RESALE OF SUCH SHARES BY DUTCHESS OR OUR EXISTING STOCKHOLDERS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND YOU MAY NOT BE ABLE TO SELL YOUR INVESTMENT FOR WHAT YOU PAID FOR IT.

We are obligated to register the resale of 3,600,000 shares of common stock that we may issue to Dutchess Opportunity Fund, II, L.P. (“Dutchess”) pursuant to our Investment Agreement with Dutchess.  Concurrently, we plan to register for resale 2,501,806 shares of our common stock which are held by existing shareholders.  The sale of these shares into the public market by Dutchess or our existing stockholders could depress the market price of our common stock and you may not be able to sell your investment for what you paid for it.

EXISTING STOCKHOLDERS COULD EXPERIENCE SUBSTANTIAL DILUTION UPON THE ISSUANCE OF COMMON STOCK PURSUANT TO THE DUTCHESS INVESTMENT AGREEMENT.

Our Investment Agreement with Dutchess contemplates our issuance of up to 3,600,000 shares of our common stock to Dutchess, subject to certain restrictions and obligations.  If the terms and conditions of the Investment Agreement are satisfied, and we choose to exercise our put rights to the fullest extent permitted and sell 3,600,000 shares of our common stock to Dutchess, our existing stockholders’ ownership will be diluted by such sales.  Consequently, the value of your investment may decrease.

DUTCHESS WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE FOR OUR COMMON STOCK UNDER THE INVESTMENT AGREEMENT.

The common stock to be issued to Dutchess pursuant to the Investment Agreement will be purchased at a 4% discount to the lowest daily volume weighted average price (“VWAP”), of our common stock during the five consecutive trading day period beginning on the trading day immediately following the date of delivery of a put notice by us to Dutchess, subject to certain exceptions.  Dutchess has a financial incentive to sell our common stock upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price.  If Dutchess sells the shares, the price of our common stock could decrease.

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS UNDER THE DUTCHESS INVESTMENT AGREEMENT WHEN NEEDED.

Our ability to put shares to Dutchess and obtain funds under the Investment Agreement is limited by the terms and conditions in the Investment Agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to Dutchess at any one time, which is determined in part by the trading volume of our common stock, and a limitation on Dutchess’ obligation to purchase if such purchase would result in Dutchess beneficially owning more than 4.99% of our common stock.  Accordingly, the Investment Agreement may not be available to satisfy all of our funding needs.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO EARN A RETURN ON YOUR INVESTMENT WITH US.

We have never paid any dividends on our common stock.  We do not expect to pay cash dividends on our common stock at any time in the foreseeable future.  The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider.  Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.  Therefore, you may have difficulty earning a return on your investment with us.

Item 2.	Description of Properties.

Offices

Our business office is located at 501 Scarborough Dr. Suite 308E, Egg Harbor Township, NJ 08234.  We pay rent of $1,400 per month.  Our offices include a 650 square foot shared receptionist area, a 400 square foot office and a 530 square foot shared conference room.

We do not currently own or lease any other real property.

Item 3.	Legal Proceedings.

There are no other legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol “AXLX.” Our common stock was initially quoted on the OTC Bulletin Board on March 23, 2010.  Prior to July 15, 2010, no shares had been traded and there was no public market price for our shares

There were 187 holders of record of our common stock as of August 27, 2010.  The last sale price for our common stock as reported on August 27, 2010 was $0.56.

From March through August 2010, the Company entered into stock purchase agreements with accredited investors for the sale of 730,000 of its common stock at a purchase price of $0.10 per share generating proceeds of $73,000.

From March through August 2010, the Company issued 4,905,000 shares of common stock for services.  The shares were valued at $0.10 per share which was the price of the most recent sale of the Company’s stock at the time of issuance.

From March through August 2010, the Company issued 7,198,196 shares to Officers and Directors for compensation.  The shares were valued at $0.10 per share which was the price of the most recent sale of the Company’s stock at the time of issuance.

From March through August 2010, the Company entered into purchase agreements with Directors and Officers for the sale of 2,400,000 units.  Each unit consists of one share of common stock and one warrant.  The warrants have an exercise price of $0.05 share and expire in 1 year.

From March through August 2010, the Company entered into stock purchase agreements with accredited investors for the sale of 697,607 of its common stock at a purchase price of $0.33 per share generating proceeds of $230,210.

From March through August 2010, the Company issued 1,427,909 shares of common stock for services.

From March through August 2010, the Company issued 125,000 shares to Wassim Ramadan, Member of Board of Directors, for executive compensation.

From March through August 2010, the Company redeemed and cancelled 121,666 shares of common stock.

In July 2010, the Company entered into purchase agreements with Directors and Officers for the sale of 135,151 units.  Each unit consists of one share of common stock and one warrant.  The warrants have an exercise price of $0.165 per share and expire in 1 year.

We did not pay dividends on our common stock for the fiscal year ended May 31, 2010 and have no plans to do so in the foreseeable future.

We do not have an equity compensation plan.

Item 6.          Selected Financial Data.

Not applicable.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“Safe Harbor” Statement under the Private Litigation Reform Act of 1995

This Annual Report, other than historical information, may include forward-looking statements, including statements with respect to financial results, product introductions, market demand, sales channels, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed in the section entitled “Risk Factors” in Item 1.A. and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

Liquidity and Capital Resources

As of May 31, 2010, we had cash and cash equivalents of $4,011 and a working capital deficiency of $239,903.  As of May 31, 2010 our accumulated deficit was $2,416,418.  For the year ended May 31, 2010 our net loss was $2,242,239

Our loss was funded by proceeds from the sale of our common stock and convertible promissory notes. During the year ended May 31, 2010, we raised in net proceeds $534,396 through financing activities and our cash position decreased by $981.

We used net cash of $535,377 in operating activities for the year ended May 31, 2010.  We did not use any money in investing activities for the year ended May 31, 2010.

During the year ended May 31, 2010 our monthly cash requirement was approximately $54,000.

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

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at May 31, 2010, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

We intend to raise funds to meet our cash requirements from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  At this time we do not have any commitments from any broker-dealer to provide us with financing.  There is no guarantee that we will be successful in raising any capital.  There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all.  If we fail in raising capital, our business may fail and we may curtail or cease our operations.

Results of Operations for the year ended May 31, 2010 and from inception to May 31, 2010.

No Revenues

Since our inception on April 29, 2009 to May 31, 2010, we have not earned any revenues.  As of May 31, 2010, we have an accumulated deficit of $2,416,418.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Operating expenses totaled $2,184,035 for the year ended May 31, 2010.  Since our inception on April 29, 2009 to May 31, 2010, we have incurred total operating expenses of $2,357,811.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses for the year ended May 31, 2010 totaled $579,221.  Since our inception on April 29, 2009 until May 31, 2010, general and administrative expenses have totaled $685,397.

Non-cash stock based compensation expense totaled $1,471,364 for the year ended May 31, 2010 and consists of 7,198,196 shares of common stock issued for executive compensation totaling $719,820, 2,813,438 shares of common stock issued for services totaling $292,844, 940,000 shares of common stock issued to Edumedia pursuant to the exclusive resellership agreement totaling $111,250, and units consisting of one common share and one warrant issued to Directors and Officers issued at a discount to market. Since our inception on April 29, 2010 until May 31, 2010 we have incurred $1,480,464 of non-cash stock based compensation expense.

We incurred $133,450 on research and development expenses for the year ended May 31, 2010.  Since our inception on April 29, 2009 until May 31, 2010 we have incurred $191,950 on research and development expenses.  Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Net Loss

We incurred a net loss of $2,242,239 for the year ended May 31, 2010.  From inception on April 29, 2009 to May 31, 2010, we have incurred a net loss of $2,416,418.  Our basic and diluted net loss per common share was $0.26 for the year ended May 31, 2010.

Critical Accounting Policies

The accounting policies and the use of accounting estimates are set forth in the footnotes to the audited financial statements.

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 – Summary of Significant Accounting Policies set forth in the notes to the audited financial statements. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with our board of directors, and do so on a regular basis.

We believe that the following estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our results of operations, financial condition or changes in financial condition for the current period could have been materially different from those presented.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest.  Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  The expense resulting from share-based payments are recorded as non-cash stock based compensation, which is a operating expense.

Recently Adopted and Recently Enacted Accounting Pronouncements

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

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update became effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011.  The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2010, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Quantitative and Qualitative Disclosures About Market Risk

 We do not have any material exposure to market risk associated with our cash and cash equivalents. Our note payables are at a fixed rate and, thus, are not exposed to interest rate risk.

Item 8.          Financial Statements.

The information required by this item is included on pages F-1 through F-7.

Item 9.         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.       Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report.

Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of period covered by this report in recording, processing, summarizing and reporting information required to be disclosed within the timelines specified in the Securities and Exchange Commission’s rules and forms and timely alerting him to material information relating to our company required to be disclosed in our periodic reports with the Securities and Exchange Commission.

As a result, we did not timely file with the Securities and Exchange Commission our current reports on Form 8-K (which were filed on April 6, 2010,  May 18, 2010 and August 13, 2010)  and our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.  Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Principal Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•         Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•        Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

 Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

 Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2010.  The Company identified material weaknesses related to segregation of duties, lack of staff with GAAP experience, and lack of SEC reporting experience.  In July 2010, we engaged Cardiff Partners to assist in establishing effective internal controls.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal year ended May 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.          Directors and Executive Officers of Axiologix Education Corporation

Our executive officer and directors and their ages as of August 27, 2010 are as follows:

Director:

Name of Director	Age

John P. Daglis	45

Wassim M. Ramadan	40

Remigio Romito	56

Dr. Vytas B. Siliunas	55

Dr. Rick Schafer	57

Executive Officer:

Name of Officer	Age	Office

John P. Daglis	45	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer

Helen Vassallo	25	Secretary

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and our directors for the past five years.

John P. Daglis, Director and President, Chief Executive Officer, Treasurer, and Chief Financial Officer.

Since our inception on April 29, 2009, John P. Daglis has been our president, chief executive officer, treasurer, chief financial officer, and a member of the board of directors.

Since 1992, Mr. Daglis was the original founder of Edumedia, a private educational software company.  Before Edumedia, Mr. Daglis started his career in technology in 1984 with Tandy Corporation as a Retail Marketing Representative and an Educational Marketing Specialist.  In his six year history with Tandy Corporation, he advanced in Executive Management of the company in charge of Computer Hardware, Software, Networking, and Services Sales to School Systems out of 26 locations totaling over $14 million per year.  As the founder and President of Edumedia, he established the company’s accreditation as a Microsoft Solutions Provider in Education, an IBM Business Partner, a Certified Education Partner with Compaq, a Microsoft Academic Authorized reseller, a Hewlett-Packard Authorized Dealer, and a Symantec Enterprise Developer.  Additional authorizations include Intel, 3Com, and Nortel Networks, among others.  Mr. Daglis led the company to a 43% average growth rate in sales per year from 1992 to 1999.  During these years his company also gained recognition as the first to offer MPEG technology to schools in the state of New Jersey (August 1993), and was featured by local newspapers in cover page articles such as “Taking elementary students to the 21st Century”, and  “Local entrepreneur’s company helps schools secure technology grants.”  Mr. Daglis attended Stockton State College, majoring in Information Systems and Sciences.

Wassim M. Ramadan, Director

Mr. Ramadan is a member of our board of directors.  From 1997 to the present Mr. Ramadan has been an Exclusive Agent and Owner of Allstate Insurance Co./Ramadan Insurance Agency Inc. which is estimated at over $5 million by the Book of Business and holds over 5,000 accounts.  Mr. Ramadan brings to the company an extensive background of international relations.  He has published a number of articles concerning politics and international policy, as well as economics.  Mr. Ramadan has led several seminars at Allstate and has conducted a series of educational training to many Allstate agents.  He is also a real estate investment entrepreneur both locally and internationally and is fluent Arabic and French.  Mr. Ramadan has held positions such as the Manager of Economic Studies and Feasibility Analysis Department at I.C.M.I.F. in Beirut and Editor of the English Section of “The Economist,” a magazine of Arab Development.  Mr. Ramadan also has over 10 years of experience in insurance and is licensed in Property and Casualty, Life, Health and Accident, Series 6 and 63.  Mr. Ramadan is currently an exclusive agent and owner of Ramadan Insurance Agency.  Mr. Ramadan holds a BA in Political Science and Public Administration from the American University of Beirut located in Beirut, Lebanon, an MA in Political Science from Villanova University in Pennsylvania, and is currently pursuing his Ph.D. in Political Studies and International Law from Lebanese University also in Beirut

Remigio Romito, Director

Mr. Romito is member of our board of directors.  From August 2005 to the present, Mr. Romito has been an Account Manager for Gateway, Inc. responsible for sales to commercial and corporate entities.  From April 2004 to August 2005 he was an Executive Account Manager at Lexmark International responsible for sales in the New Jersey Public Sector.  From December 1996 to November 2003 Mr. Romito was a Major Account Manager at Dell, Inc., with responsibility for sales in New Jersey, Delaware, and Pennsylvania K-12 schools.  Mr. Romito has over 30 years experience in the education industry as a teacher, computer resource coordinator, and technology sales executive.  He is also a senior results oriented professional with experience in sales, marketing, and management of hardware, software, consultant services, technical services and value-added services.  Mr. Romito received his Bachelor of Arts Degree in Foreign Language Education from Youngstown State University, Youngstown, Ohio.  He has also completed 34 hours of coursework towards a Master’s Degree in Education at Youngstown State University.

Dr. Vytas B. Siliunas, Director

Mr. Siliunas is a member of our board of directors.  From January 2004 to the present, he was the Founder and Managing Partner of South Jersey ENT Surgical Associates, LLC, in Linwood, NJ.  From September 1994 to Present, he has been the President of ENT Surgical Practice. He has been a Section Chief of Otolaryngology of the AtlanticCare Regional Medical Center since 2003, as well as a member of the American Osteopathic Association, the Osteopathic College of Ophthalmology & Otolaryngology, the New Jersey Academy of Otolaryngology, the Pennsylvania Osteopathic Medical Association, and of the American Academy of Facial & Plastic Reconstruction Surgery.  Dr. Siliunas received his D.O. Degree from the Chicago College of Osteopathic Medicine, graduated in the top 5% of his class, and is a member of Sigma Sigma Phi (Honorary Society).

Dr. Rick Schafer, Director

Dr. Schafer is member our board of directors.  He is a graduate of both Indiana University and the Indiana University School of Medicine.  After graduating, Dr. Schafer accepted a position at Lawrence General Hospital located in Massachusetts in the Department of Pathology and Nuclear Medicine in 1983.  He was promoted to Chief of the Pathology and Nuclear Medicine Department in 1988, a position he held until 2009.  In addition to being Chief of Pathology and Nuclear Medicine, Dr. Schafer also served as Chair of the Committee on Quality of Medicine from 1992 through 2008, as well as holding office as the Vice President of the Medical Staff and a Member of the Medical Executive Committee, both positions he currently holds.  Additionally, Dr. Schafer served as Chair on a number of other committees including the Radiation Safety Committee and the Health Information Committee.  Dr. Schafer serves on the Committee of Continuing Medical Education for Lawrence General and Holy Family Hospitals.  He is a member of the American Medical Associates, the Massachusetts Medical Society, and the Society of Nuclear Medicine, as well as being an Inspector for College of American Pathologists.  In 1995, Dr. Schafer received the Massachusetts Medical Society Committee Chair Service Award in recognition of his outstanding financial leadership.  Dr. Schafer championed a successful three-year financial strategy to balance the Society’s operating budget, resulting in a balanced fiscal year operating budget in 2006.

Helen Vassallo, Secretary

Ms. Vassallo was appointed our Secretary on March 29, 2010.  Since June 2009, Mrs. Vassallo has served as an executive assistant to Axiologix.  From September 2008 to June 2009, Mrs. Vassallo was a General Clerk at Manor Care Health Centre.  From 2002 to 2008 Mrs. Vassallo was a Special Event Coordinator for Vanguard LARP.  Ms. Vassallo has earned her Bachelor of Arts in English with an emphasis on Teaching from Rowan University.

To the best of our knowledge, our officers and directors have neither been convicted in any criminal proceedings during the past five years nor are parties to any judicial or administrative proceeding during the last five years that resulted in a judgment, decree or final order enjoining then from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities laws or commodities laws.  No bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has a bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

There are no family relationships among the directors and executive officers of Axiologix Education Corporation.

Term of Office

Our officers and our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

Independent Directors

The rules of the SEC require that we, because we are not listed on any national securities exchange, choose a definition of director “independence” for purposes of determining which directors are independent.  We have chosen to follow the definition of independence as determined by the Marketplace Rules of The Nasdaq National Market (“NASDAQ”).  Pursuant to NASDAQ’s definition, Wassim M. Ramadan, Remigio Romito, Dr. Vytas B. Siliunas and Dr. Rick Schafer are independent directors.

Organization of the Board of Directors

Board Committees.   There currently no committees of our board of directors due to our relatively small size.  As we implement and achieve our business plan, our board of directors expects to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee.  We intend to appoint such persons to the board of directors and committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange.

Code of Ethics for Chief Executive Officer and Senior Financial Officers. We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, but have not done so to date due to our relatively small size.

Directors’ and Officers’ Liability Insurance.  When our financial resources, permit, we anticipate that we will obtain directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions.  Such insurance is expected to insure us against losses which we may incur in indemnifying our officers and directors.  In addition, we have entered into indemnification agreements with our executive officers and directors and such persons also have indemnification rights under applicable laws, and our articles of incorporation and bylaws.

Section 16(a) Beneficial Ownership Reporting Compliance

Due to our status as a Section 15(d) reporting company, our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file with the SEC reports of ownership and changes in ownership of our equity securities pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the fiscal year ended May 31, 2010, no director expenses were incurred.

We do issue equity awards to our directors for services.   See Item 11 for further discussion on compensation to directors.
Significant Employees

There are no persons other than our officers and directors above who are expected by us to make a significant contribution to our business.

Item 11.        Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2010 and for the fiscal period from our inception on April 29, 2009 to May 31, 2009 (our fiscal year end).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total (S)
John P. Daglis	2010	118,194	None	474,008	None	None	None	None	$592,202
President, CEO, Treasurer and a director				(4,740,079 shares Common Stock)(2)
	2009	15,003	None	8,580	None	None	None	None	$23,583
				(85,800 shares Common Stock)(2)

Helen Vassallo	2010	38,436	None	7,000	None	None	None	None	$45,436
Secretary				(70,000 shares Common Stock)(2)
	2009	0	None	None	None	None	None	None	$0

Wassim M. Ramadan, director	2010	None	None	167,715	None	None	None	282,977	$450,692
				(1,677,152 shares Common Stock)(2)				(2,200,000 units)(3)
	2009	None	None	40	None	None	None	None	$40
				(400 shares Common Stock)(2)

Remigio Romito, director	2010	None	None	25,906	None	None	None	None	$25,906
				(259,064 shares Common Stock)(2)
	2009	None	None	40	None	None	None	None	$40
				(400 shares Common Stock)(2)

Dr. Vytas B. Siliunas, director	2010	None	None	175,996	None	None	None	25,725	$201,721
				(1,759,960 shares Common Stock)(2)				(200,000 units)(3)
	2009	None	None	40	None	None	None	None	$40
				(400 shares Common Stock)(2)

Dr. Rick Schaffer, director	2010	None	None	113,194	None	None	None	None	$113,194
				(1,131,941 shares Common Stock)(2)
	2009	None	None	None	None	None	None	None	None

(1)
We adopted ASC 505-50 to determine the measurement date of the stock issuance and recorded the issuance as capital contribution by the CEO and directors with the service they performed prior to inception date April 29, 2009 and valued those founders’ shares at par.

(2)	Shares issued for services provided to Axiologix

(3)	Represents units consisting of one common share and one warrant which were sold to Directors at a discount to market.

Outstanding Equity Awards at Fiscal Year-End

As of August 27, 2010, there were no outstanding equity awards held by any named executive officer.

Employment Agreements

As of August 27, 2010, we were not a party to any employment agreement with any named executive officer.

Compensation Committee Interlocks and Insider Participation

Due to the limited number of directors constituting our Board of Directors, the full Board of Directors considers and participates in the compensation of our executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 27, 2010:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our executive officers and directors; and
•	by all of our executive officers and directors as a group.

Title of	Name and address	Amount of beneficial	Percent
Class	of beneficial owner	Ownership	of class (1)
Common Stock	John P. Daglis
	Chief Executive Office
	501 Scarborough Drive, Suite 308E
	Egg Harbor Township, NJ 08234	4,825,879	18.56%

Common Stock	Wassim M. Ramadan (2)
	Director
	501 Scarborough Drive, Suite 308E
	Egg Harbor Township, NJ 08234	3,877,552	14.91%

Common Stock	Remigio Romito
	Director
	501 Scarborough Drive, Suite 308E
	Egg Harbor Township, NJ 08234	259,464	1.00%

Common Stock	Dr. Vytas B. Siliunas
	Director
	501 Scarborough Drive, Suite 308E
	Egg Harbor Township, NJ 08234	1,960,360	7.54%

Common Stock	Dr. Rick Schafer
	Director
	501 Scarborough Drive, Suite 308E
	Egg Harbor Township, NJ 08234	1,658,379	6.38%

Common Stock	Helen Vassallo
	Corporate Secretary
	501 Scarborough Drive, Suite 308E
	Egg Harbor Township, NJ 08234	70,000	Less than 1%

Common Stock	Cardiff Partners, LLC
	501 Scarborough Drive, Suite 308E
	Egg Harbor Township, NJ 08234	1,357,740	5.22%

Common Stock	All Officers and Directors as a group	12,881,482 shares	49.54 (1)
(1)	The percent of class is based on 26,001,626 shares of common stock issued and outstanding as of as of August 27, 2010.
(2)	Includes 1,677,552 shares owned in his own name, and 2,200,000 owned with his wife, Sawsan K. Ramadan.

Item 13.       Certain Relationships and Related Transactions.

On August 27, 2010, we entered into an exclusive reseller agreement with Edumedia Software Solutions Corporation, for the sale of E*pad, an on-line managed software application that manages performance assessments for teachers to be deployed among their students.   Under the terms of the agreement, we have paid to Edumedia Software $91,800 as a research and development contribution, issued to Edumedia Software 940,000 shares of our common stock and agreed to pay to Edumedia Software 50% of the revenues we collect from the sale of their products.  The agreement has an initial term of 18 months.   Our principal officer and a director, John P. Daglis, is also the Chief Executive Officer of Edumedia Software.  The reseller agreement was approved by our Board of Directors, with Mr. Daglis abstaining.

During the year ended May 31, 2010, the Chief Executive Officer, John Daglis loaned the Company $16,900.  The balance remains outstanding at May 31, 2010.

During the year ended May 31, 2010, the Company paid $5,000 to the Chief Executive Officer, John Daglis, for an outstanding loan.

Item 14.        Exhibits.

(a)	Financial Statements.

The following financial statements of Axiologix Education Corporation are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b) Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Investment Agreement, dated May 17, 2010, between the Registrant and Dutchess Equity Fund, LP (2)
10.2	Registration Rights Agreement, dated May 17, 2010, between the Registrant and Dutchess Equity Fund, LP (2)
10.3	Amendment to the Investment Agreement, dated July 13, 2010, between the Registrant and Dutchess Equity Fund, LP (2)
10.4*	Exclusive Worldwide Reseller Agreement, dated August 27, 2010, with Edumedia Software Solutions Corporation
21.1*	Subsidiaries of Registrant
23.1*	Consent of M&K CPAs, PLLC
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2009.
(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2010.

Item 15.        Principal Accountant Fees and Services

On June 30, 2009, our Board of Directors approved the engagement of M&K CPAs, PLLC (“M&K”) to serve as our principal independent public accountant to audit our financial statements.  Audit fees billed by our principal independent public accountants for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-Q for the last two fiscal years are presented below.  Audit-related fees, tax fees, and other fees for services billed by our principal independent public accountant during each of the last two fiscal years are also presented in the following table:

	Years Ended May 31,
	2010	2009
M&K CPAs, PLLC
Audit Fees	$7,000	$8,500
Audit-related fees (a)	-	-
Tax fees (b)	-	-
Registration Statement Fees	14,650	-
All other fees	-	-
(a)	Audit-related fees primarily include research services to validate certain accounting policies.

(b)	Tax fees include costs for the preparation of our corporate income tax return.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended May 31, 2010, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 30, 2010	AXIOLOGIX EDUCATION CORPORATION
(Registrant)

	By:	/s/ John P. Daglis
President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Daglis	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	August 30, 2010
John P. Daglis

/s/ Dr. Wassim M. Ramadan	Director	August 30, 2010
Dr. Wassim M. Ramadan

/s/ Remigio Romito	Director	August 30, 2010
Remigio Romito

/s/ Dr. Rick Schafer	Director	August 30, 2010
Dr. Rick Schafer

/s/ Dr. Vytas B. Siliunas	Director	August 30, 2010
Dr. Vytas B. Siliunas

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s fiscal year ended May 31, 2010, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2009 annual meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

ANNUAL REPORT ON FORM 10-K
ITEM 7
FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 and 2009
AXIOLOGIX EDUCATION CORPORATION
Egg Harbor Township, NJ

AXIOLOGIX EDUCATION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Axiologix Education Corporation
(A Development Stage Enterprise)

We have audited the accompanying balance sheets of Axiologix Education Corporation (a development stage enterprise) as of May 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axiologix Education Corporation as of May 31, 2010 and 2009, and the results of its operations, changes in stockholders' deficit and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a loss from operations for the year ended May 31, 2010 and a working capital deficit at May 31, 2010, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
August 30, 2010

Axiologix Education Corporation
(A Development Stage Company)
Condensed Balance Sheets

	May 31, 2010	May 31, 2009
ASSETS

Current Assets
Cash	$4,011	$4,992
Prepaid expense	-	1,765
Due from related party	-	10,153
Total Current Assets	4,011	16,910

Total Assets	$4,011	$16,910

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$78,912	$28,433
Accrued interest	31,101	656
Convertible notes payable	117,000	20,000
Due to related party	16,900	5,000
Total Liabilities	243,913	54,089

Stockholders' Deficit

Common stock, $0.001 par value; 150,000,000 shares authorized, 19,374,277 and 10,022,600 shares issued and outstanding, as of May 31, 2010 and May 31, 2009, respectively	19,374	10,023
Common stock payable, 1,560,000 and 0 shares issueable, as of May 31, 2010 and May 31, 2009, respectively	156,000	-
Common stock subscription receivable	(36,000)	-
Additional paid-in capital	2,037,142	126,977
Accumulated deficit during the development stage	(2,416,418)	(174,179)
Total Stockholders' Deficit	(239,902)	(37,179)
Total Liabilities and Stockholders' Deficit	$4,011	$16,910

See notes to financial statements

Axiologix Education Corporation
(A Development Stage Company)
Condensed Statements of Operations

			For the Period From
	For the Year Ended	For the Period Ended	April 29, 2009 (Inception)
	May 31, 2010	May 31, 2009	to May 31, 2010

Revenue	$-	$-	$-

Operating expenses
Selling, general and administrative	2,050,585	115,276	2,165,861
Research and development	133,450	58,500	191,950
Total operating expenses	2,184,035	173,776	2,357,811

Loss from operations	(2,184,035)	(173,776)	(2,357,811)

Other (income) expense
Interest income	(1,847)	(253)	(2,100)
Interest expense	60,051	656	60,707

Net loss	$(2,242,239)	$(174,179)	$(2,416,418)

Net loss per share - basic and diluted	$(0.26)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	8,590,839	9,820,664

See notes to financial statements

Axiologix Education Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows

	For the Year Ended	For the Period From	For the Period From
	May 31, 2010	April 29, 2009 (Inception) to May 31, 2009	April 29, 2009 (Inception) to May 31, 2010
Cash Flows From Operating Activities:
Net Loss	$(2,242,239)	$(174,179)	$(2,416,418)
Adjustment to reconcile net loss to net cash used in operations
Non-cash stock based compensation	1,321,364	9,100	1,330,464
Common stock issued persuant to reseller agreement	111,250	-	111,250
Common stock issuable for services	150,000	-	150,000
Changes in operating assets and liabilities:
Prepaid expense	1,765	(1,765)	-
Due from related party	10,153	(10,153)	-
Accounts payable and accrued expenses	50,479	28,433	78,912
Accrued Interest	65,052	656	65,708
Net Cash Used In Operating Activities	(532,176)	(147,908)	(680,084)

Cash Flows From Financing Activities:
Equity offering costs	(28,498)	-	(28,498)
Borrowings to related parties	16,900	5,000	21,900
Repayments from related party loan	(5,000)	-	(5,000)
Proceeds from issuance of note payable	179,500	20,000	199,500
Payment of note payable	(3,200)	-	(3,200)
Proceeds from issuance of units	120,000	-	120,000
Common stock redeemed and cancelled	(97,900)	-	(97,900)
Proceeds from sale of common stock	349,393	127,900	477,293
Net Cash Provided by Financing Activities	531,195	152,900	684,095

Net Increase (Decrease) in Cash	(981)	4,992	4,011

Cash at Beginning of Period	4,992	-	-

Cash at End of Period	$4,011	$4,992	$4,011

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares rescinded	$8,653	$-	$8,653
Common stock issued and stock owed for conversion of notes payable and accrued interest	$113,906	$-	$113,906
Subscription receivable for common shares issued	$36,000	$-	$36,000

See notes to financial statements

Axiologix Education Corporation
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficit

							Deficit
	Common stock		Common stock payable			Additional	accumulated during	Total
					Subscription	Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	stage	Deficit
Balance April 29, 2009 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders ($0.10/Sh)	8,740,000	8,740	-	-	-	(8,740)	-	-

Common stock issued for cash ($0.10/Sh)	1,279,000	1,279	-	-	-	126,621	-	127,900

Common stock issued for services ($0.10/Sh)	3,600	4	-	-	-	356	-	360

Stock based compensation to founders	-	-	-	-	-	8,740	-	8,740

Net loss for the period April 29, 2009 (Inception ) to May 31, 2009	-	-	-	-	-	-	(174,179)	(174,179)

Balance May 31, 2009	10,022,600	10,023	-	-	-	126,977	(174,179)	(37,179)

Shares rescinded	(8,652,600)	(8,653)	-	-	-	8,653	-	-

Common stock issued for cash and subscription receivable ($0.10/Sh)	3,744,000	3,744	-	-	(30,000)	370,649	-	344,393

Common stock issued for executive compensation ($0.10/Sh)	7,198,196	7,198	-	-	-	712,621	-	719,820

Common stock issued for services ($0.10/Sh)	2,763,438	2,763	-	-	-	273,580	-	276,344

Common stock payable for services ($0.10/Sh)	-	-	1,500,000	150,000	-	-	-	150,000

Common stock payable for conversion of note payable and accrued interest ($0.10/Sh)	-	-	60,000	6,000	-	-	-	6,000

Common stock issued for cash ($0.33/Sh)	33,334	33	-	-	(6,000)	10,967	-	5,000

Units consisting of common stock and warrants issued for cash ($0.05/unit)	2,400,000	2,400	-	-	-	426,302	-	428,702

Common stock issued for services ($0.33/Sh)	50,000	50	-	-	-	16,450	-	16,500

Common stock issued pursuant to resellership agreement ($0.10/Sh and $0.33/Sh)	940,000	940	-	-	-	110,310	-	111,250

Common stock issued for services related to equity offering	90,909	91	-	-	-	(91)	-	-

Common stock issued for notes payable and accrued interest converted to stock	1,079,097	1,079	-	-	-	106,827	-	107,906

Common stock redeemed and cancelled	(294,697)	(295)	-	-	-	(97,605)	-	(97,900)

Equity offering costs	-	-	-	-	-	(28,498)	-	(28,498)

Net loss for the year ended May 31, 2010	-	-	-	-	-	-	(2,242,239)	(2,242,239)

Balance, May 31, 2010	19,374,277	$19,374	1,560,000	$156,000	$(36,000)	$2,037,142	$(2,416,418)	$(239,902)

See notes to financial statements

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  There is no effect on net loss, cash flows or stockholders’ deficit as a result of these reclassifications.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include estimates of fair value of common stock and related impact to stock-based compensation. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at May 31, 2010 and 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At May 31, 2010 and May 31, 2009, respectively, the balance did not exceed the federally insured limit.

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

Since the Company reflected a net loss for the year ended May 31, 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The company issued 2,400,000 warrants in the year ended May 31, 2010. The warrants have a strike price of $0.05 per share, vest immediately, and have a one year term. The fair value of the warrants was determined to be $188,702 using the Black-Scholes model. Key inputs used in the Black-Scholes valuation model were a strike price of $0.05, term of one year, volatility of 291.91%, and a discount rate of 0.40%.  No warrants were issued in 2009.  No warrants have been exercised as of August 30, 2010.

Net loss per share - basic and diluted	$(0.26)	$(0.02)

Weighted average number of shares outstanding
- basic and diluted	8,590,839	9,797,019

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been anti-dilutive:

	For the Year Ended
	May 31,
	2010	2009

Convertible notes payable	1,481,010	206,560

Outstanding warrants to purchase common stock	2,400,000	-

Total	3,881,010	206,560

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest.  Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  The expense resulting from share-based payments are recorded as non-cash stock based compensation, which is a operating expense.

Research and Development Costs

The Company is engaged in ongoing research and development ("R&D") activities. The Company accounts for R&D under standards issued by the Financial Accounting Standards Board ("FASB"). Under these standards, all R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed or as milestone results have been achieved. The costs associated with equipment or facilities acquired or constructed for R&D activities that have alternative future uses are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset. The amortization and depreciation for such capitalized assets are charged to R&D expenses.

Income Taxes

The Company accounts for income taxes in accordance with standards of disclosure propounded by the FASB, and any related interpretations of those standards sanctioned by the FASB.  Accordingly, deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $833,782 as of May 31, 2010 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $833,782 expire in various years through 2029.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.  There were no uncertain tax positions taken by the Company.

Deferred tax asset and the valuation account is as follows:

	May 31,
	2010	2009

Deferred tax asset:
NOL Carryforward	$283,486	$56,127
Valuation allowances	(283,486)	(56,127)
Total	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	227,359	56,127
Change in valuation allowance	(227,359)	(56,127)
	$-	$-

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

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update became effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011.  The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $2,242,239 and net cash used in operations of $532,176 for the year ended May 31, 2010.  The Company had a working capital deficit of $239,902 and a stockholders’ deficit of $2,416,418 at May 31, 2010.

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

In response to these problems, management has planned the following actions:

• Management intends to raise additional funds through public or private placement offerings.

•Management is currently formulating plans with its educational software developers to generate sales.  There can be no assurances, however, that management’s expectations of future sales will be realized.

NOTE 4 – FAIR VALUE

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.  All assets and liabilities are recorded at historical cost which approximates fair value, and therefore, no items were valued according to these inputs.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On April 9, 2009, the Company entered into a Secured Promissory Note with an individual for a loan of $20,000.  The note carries an annual interest rate of 20%, and was due on August 12, 2010.  On August 16th, 2010, the Company entered into an amendment of the Note whereby the fixed conversion price was reduced from $0.33 to $0.10 per share.  (See Note 9)

During the year May 31, 2010, the Company entered into Secured Promissory Notes with third parties for a total of $179,500.  The notes carry monthly interest rates ranging from 1.66%-20% compounding 30-90 days and are convertible into common stock at the rate of $0.10 per share. The Company has evaluated the conversion feature of the notes and determined that there is no beneficial conversion feature as the fixed conversion price of $0.10 is the same as the fair value of the common stock at the time of issuance.  Notes have a 30-90 day maturity.    As of May 31, 2010, all outstanding notes were extended or had not reached their maturity date.

During the year ended May 31, 2010, the Company paid $3,200 of principal payments on its Secured Promissory Notes.  Additionally, the Company converted $84,300 of Secured Promissory Notes into common stock at a $0.10 conversion price plus accrued interest of $29,606 resulting in the issuance of 1,079,097 common shares. Conversions were according to the terms of the convertible note agreements so no gain or loss was recorded at the time of conversion. (See Note 6)

Principal
Balance
Convertible notes payable - May 31, 2009	$20,000

Issuance of convertible notes	179,500

Cash payment to note holder	(3,200)

Conversion of notes payable	(84,300)

Other	5,000

Convertible notes payable - May 31, 2010	$117,000

As of May 31, 2010 and May 31, 2009, the Company had accrued interest payable of $31,101 and $656, respectively.  Interest expense totaled $60,051 and $656 for the year ended May 31, 2010 and 2009, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock.  At May 31, 2010, there were 19,374,277 shares issued and outstanding.  At May 31, 2009, there were 10,022,600 shares issued and outstanding.

As of May 31, 2009, the Company issued 8,740,000 shares of common stock to its founders at par. 8,652,600 shares were rescinded in fiscal year 2010 and the difference of 87,400 shares were valued at $0.10 and recorded as stock-based compensation during the period ended May 31, 2009.

During the period ended May 31, 2009, the Company entered into stock purchase agreements with various accredited investors for the sale of 1,279,000 shares of its common stock at a purchase price of $0.10 per share generating proceeds of $127,900.

During the period ended May 31, 2009, the Company issued 3,600 shares of common stock for services.  The value of the shares was $360 or $0.10 per share which was the price of the most recent sale of the Company’s stock at the time of issuance.

During the year ended May 31, 2010, the Company entered into stock purchase agreements with various accredited investors for the sale of 3,744,000 shares of its common stock at a purchase price of $0.10 per share generating proceeds of $344,393 and a subscription receivable of $30,000.

During the year ended May 31, 2010, the Company issued 7,198,196 shares of common stock for executive compensation.  The shares were valued at $0.10 per share at the time issuance which was the price of the most recent sale of the Company’s stock at the time of issuance and accordingly the Company recorded $719,820 of stock based compensation.

During the year ended May 31, 2010, the Company issued 2,763,438 shares of common stock for services.  The shares were valued at $0.10 per share at the time issuance which was the price of the most recent sale of the Company’s stock at the time of issuance and accordingly the Company recorded $276,344 of stock based compensation.

During the year ended May 31, 2010, the Company entered into stock purchase agreements with various accredited investor for the sale of 33,334 shares of its common stock at a purchase price of $0.33 per share generating proceeds of $5,000 and a subscription receivable of $6,000.

During the year ended May 31, 2010, the Company entered into unit purchase agreements with Directors and Officers of the Company at $0.05 per unit.  Each unit consists of one common share and one warrant.  2,400,000 units were sold generating proceeds of $120,000.  The fair value of the common stock was $240,000 or $0.10 per share.  The warrants were valued at $188,702 according to the Black-Scholes model.  Because the selling price of the unit (common shares and warrants) were determined to be below fair market value, the Company recorded stock based compensation expense of $308,702 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants.

During the year ended May 31, 2010, the Company issued 50,000 shares of common stock for services valued at $0.33 per share.  The value of the shares was $0.33 per share which was the price of the most recent sale of the Company’s stock at the time of issuance. The Company recorded $16,500 of stock based compensation for these issuances.

During the year ended May 31, 2010, the Company issued 865,000 shares to Edumedia pursuant to the exclusive resellership agreement.  At the time of issuance, it was determined that the fair value of the common stock was $0.10 per share, accordingly, the Company recorded a stock based compensation expense of $86,500. The value of the shares was $0.10 per share which was the price of the most recent sale of the Company’s stock at the time of issuance.  The agreement entailed no disincentive for non-performance therefore these shares were expensed upon issuance.

During the year ended May 31, 2010, the Company incurred $28,498 in equity offering costs.

During the year ended May 31, 2010, the Company issued an additional 75,000 shares to Edumedia pursuant to the exclusive resellership agreement.  At the time of issuance, it was determined that the fair value of the common stock was $0.33 per share, accordingly, the Company recorded a stock based compensation expense of $24,750.  The value of the shares was $0.33 per share which was the price of the most recent sale of the Company’s stock at the time of issuance.

The Company entered into an Investment Agreement with Dutchess Opportunity Fund, II, L.P. (“Dutchess”) on May 17, 2010 and an amendment to that Agreement on July 13, 2010 (collectively, the “Investment Agreement”).    The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is 3,600,000, which was determined by the Company’s Board of Directors.  In connection with the preparation of the Investment Agreement and the Registration Rights Agreement, the Company issued Dutchess 90,909 shares of the Company’s common stock as a document preparation fee.   These shares were treated as an equity offering cost and value of such shares was charged to additional paid in capital.

During the year ended May 31, 2010, the company issued 1,079,097 shares of common stock to convertible note holders reducing its principal obligation by $84,300 and accrued interest of $29,606.  All notes were converted at a fixed conversion price of $0.10.

During the year ended May 31, 2010, the Company redeemed and cancelled 294,697 shares of its common stock for a total of $97,900.  These shares were purchased from one investor at a price of $0.33 per share.  This represented a premium on this purchase of $0.23 over the Company’s prior cash sales of common stock at $0.10 per share.

As of May 31, 2010, the Company has $36,000 of subscription receivables related to the sale of 300,000 shares at $0.10 per share and 18,182 shares at $0.33 per share.  See Note 9.

As of May 31, 2010, the Company is obligated to issue 1,500,000 shares of common stock for $150,000 of services and 60,000 shares are owed for a debt conversion related to fiscal year 2010.  See Note 9.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended May 31, 2010, the Company entered into unit purchase agreements with Directors and Officers of the Company at $0.05 per unit.  Each unit consists of one common share and one warrant.  Because the selling price of the unit (common shares and warrants) were determined to be below fair market value, the Company recorded stock based compensation expense of $308,702 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants.

During the year ended May 31, 2010, the Chief Executive Officer, John Daglis loaned the Company $16,900.  The balance remains outstanding at May 31, 2010.  The outstanding balance is payable upon demand and does not bear interest.  Interest expense was not imputed as the amount was deemed to be immaterial.

During the year ended May 31, 2010, the Company issued 940,000 shares to Edumedia pursuant to the exclusive resellership agreement.  The Company’s principal officer and a director, John P. Daglis, is also the Chief Executive Officer of Edumedia Software.   See Note 9 for further discussion.  The Company also made cash payments totaling $67,500 during the year ended May 31, 2010.

During the year ended May 31, 2010, the Company was repaid $10,153 from a related party.

During the year ended May 31, 2010, the Company paid $5,000 to the Chief Executive Officer, John Daglis, for an outstanding loan.

NOTE 8 – COMMITMENTS

Consulting Agreement

On February 15, 2010 the Company entered into a one year agreement with an unrelated third party to provide consulting services.  In exchange for the services provided the Company will issue 50,000 shares of common stock per month.  The agreement was amended on May 13,, 2010 to reduce the number of shares to be issued, in full payment for all services provided by the consultant, to 150,000 shares.  As of May 31, 2010, the 150,000 shares of common stock were issued pursuant to the amended agreement.  The fair value of the services provided was $15,000.  No further obligations exist as of May 31, 2010.

On January 6, 2010, the Company entered into two one-year agreements with unrelated third parties to provide consulting services.  In exchange for the services provided, the Company will issue 750,000 shares of common stock to each consultant.  The shares were not issued as of May 31, 2010, accordingly, the Company has recorded a $150,000 common stock payable for the 1,500,000 common shares issuable.

NOTE 9 – SUBSEQUENT EVENTS

During June, 2010, the Company issued 60,000 shares of common stock to satisfy the common stock payable of $6,000 outstanding as of May 31, 2010.

During June, 2010, the Company issued 1,500,000 shares of common stock to satisfy the common stock payable of $150,000 pursuant to the consulting agreements discussed in Note 8.

During June and July 2010, the Company received $36,000 for payment in full of subscription receivables outstanding at May 31, 2010.

From June through August 2010, the Company entered into stock purchase agreements with various accredited investors for the sale of 664,273 shares of its common stock at a purchase price of $0.33 per share generating proceeds of $219,210.

From June through August 2010, the Company issued 1,222,000 shares of common stock for services.  The shares were valued at $0.33 per share.

From June through August 2010, the company issued 1,540,400 shares of common stock in connection with the conversion of $154,040 of convertible debt and accrued interest.  The Secured Promissory Notes contained a conversion value of $0.10 per share.

In August 2010, the company issued 22,273 shares of common stock in connection with the conversion of $7,350 of convertible debt and accrued interest.  The Secured Promissory Notes contained a conversion value of $0.33 per share.

During June and July 2010, the Company issued 125,000 shares of common stock to Wassim Ramadan, Member of Board Directors, for executive compensation.

During July 2010, the Company entered into purchase agreements with Directors and Officers for the sale of 135,151 units.  Each unit consists of one share of common stock and one warrant. The warrants have an exercise price of $0.165 share and expire in 1 year.  Because the sale price of the units were deemed to be below fair market value, the Company will record stock based compensation charges for difference between the unit sales price and fair value of common stock and warrants.

During July 2010, the Company entered into Secured Promissory Notes with third parties for a total of $7,000.  The notes carry an interest rate of 5% compounding 30 days and are convertible into common stock at the rate of $0.33 per share.  The Company has evaluated the conversion feature of the notes and determined that there is no beneficial conversion feature as the conversion price of $0.33 is the same as the fair value of the stock at the time of issuance.

On June 24, 2010, the Company entered into a support services agreement with Cardiff Partners, LLC for finance and accounting support services.  As compensation for services under the agreement, the Company will pay to Cardiff Partners $8,000 per month in cash and issue to Cardiff Partners 1,357,740 shares of its common stock.  The initial term of the support services agreement is one year.

On August 27, 2010, the Company entered into an exclusive reseller agreement with Edumedia Software Solutions Corporation, for the sale of E*pad, an on-line managed software application that manages performance assessments for teachers to be deployed among their students.   Under the terms of the agreement, the Company has paid to Edumedia Software $91,800 as a research and development contribution ($24,300 of which was paid subsequent to May 31, 2010), issued to Edumedia Software 940,000 shares of its common stock and agreed to pay to Edumedia Software 50% of the revenues the Company collects from the sale of their products.  The agreement has an initial term of 18 months.   The Company’s principal officer and a director, John P. Daglis, is also the Chief Executive Officer of Edumedia Software.