Form 10-Q
period 2010-08-31
Axiologix Education Corp
filed 2010-10-14
CIK 1470177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 8, 2010 the registrant had 26,657,689 shares of common stock outstanding.

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

August 31, 2010

Unaudited Condensed Balance Sheets	F-1
Unaudited Condensed Statements of Operations	F-2
Unaudited Condensed Statement of Stockholders Deficit	F-3
Unaudited Condensed Statements of Cash Flows	F-4
Unaudited Notes to the Financial Statements	F-5

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	August 31, 2010	May 31, 2010
ASSETS

Current assets
Cash	$ 15,475	$ 4,011
Prepaid Expense	22,000	-
Total current assets	37,475	4,011

Total Assets	$ 37,475	$ 4,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 34,261	$ 78,912
Accrued interest	353	31,101
Convertible notes payable, net of debt discount of $18,470 and $0, respectively	8,030	117,000
Due to related party	19,100	16,900
Total Liabilities	61,744	243,913

Stockholders' Deficit

Common stock, $0.001 par value; 150,000,000 shares authorized,
24,619,644 and 19,374,277 shares issued and outstanding, as of August 31, 2010 and May 31, 2010, respectively	24,619	19,374
Common stock payable, 1,560,771 and 1,560,000 shares issueable, as of August 31, 2010 and May 31, 2010, respectively	657,707	156,000
Common stock subscription receivable	(5,000)	(36,000)
Additional paid-in capital	3,286,073	2,037,142
Accumulated deficit during the development stage	(3,987,668)	(2,416,418)
Total Stockholders' Deficit	(24,269)	(239,902)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 37,475	$ 4,011

See notes to financial statements

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31, 2010	For the Three Months Ended August 31, 2009	For the Period From April 29, 2009 (Inception) to August 31, 2010
Revenue	$ -	$ -	$ -

Cost of Revenue	-	-	-

Gross Profit	-	-	-

Operating Expenses

Selling, general and administrative	1,465,986	87,662	3,631,847
Research and development	-	19,000	191,950
Total operating expenses	1,465,986	106,662	3,823,797

Loss from operations	(1,465,986)	(106,662)	(3,823,797)

Other (income) expense
Interest income	-	(1,847)	(2,100)
Interest expense	6,642	1,011	67,349
Loss on settlement of debt	98,622	-	98,622

Net loss	$ (1,571,250)	$ (105,826)	$ (3,987,668)

Net loss per share - basic and dilluted	$ (0.07)	$ (0.01)

Weighted average number of shares outstanding - basic and diluted	22,092,233	10,259,330

See notes to financial statements

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

							Deficit
						Additional	accumulated during	Total
	Common Stock		Common stock payable		Subscription	Paid-In	development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	stage	Deficit
Balance April 29, 2009 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Common stock issued to founders ($0.10/Sh)	8,740,000	8,740	-	-	-	(8,740)	-	-
Common stock issued for cash ($0.10/Sh)	1,279,000	1,279	-	-	-	126,621	-	127,900
Common stock issued for services ($0.10/Sh)	3,600	4	-	-	-	356	-	360
Stock based compensation to founders	-	-	-	-	-	8,740	-	8,740
Net loss for the period April 29, 2009 (Inception) to May 31, 2009	-	-	-	-	-	-	(174,179)	(174,179)

Balance May 31, 2009	10,022,600	10,023	-	-	-	126,977	(174,179)	(37,179)

Shares rescinded	(8,652,600)	(8,653)	-	-	-	8,653	-	-
Common stock issued for cash and subscription receivable ($0.10/Sh)	3,744,000	3,744	-	-	(30,000)	370,649	-	344,393
Common stock issued for executive compensation ($0.10/Sh)	7,198,196	7,198	-	-	-	712,621	-	719,820
Common stock issued for services ($0.10/Sh)	2,763,438	2,763	-	-	-	273,580	-	276,344
Common stock payable for services ($0.10/Sh)	-	-	1,500,000	150,000	-	-	-	150,000
Common stock payable for conversion of note payable and accrued interest ($0.10/Sh)	-	-	60,000	6,000	-	-	-	6,000
Common stock issued for cash ($0.33/Sh)	33,334	33	-	-	(6,000)	10,967	-	5,000
Units consisting of common stock and warrants issued for cash ($0.05/unit)	2,400,000	2,400	-	-	-	426,302	-	428,702
Common stock issued for services ($0.33/Sh)	50,000	50	-	-	-	16,450	-	16,500
Common stock issued pursuant to resellership agreement ($0.10/Sh and $0.33/Sh)	940,000	940	-	-	-	110,310	-	111,250
Common stock issued for services related to equity offering	90,909	91	-	-	-	(91)	-	-
Common stock issued for notes payable and accrued interest converted to stock	1,079,097	1,079	-	-	-	106,827	-	107,906
Common stock redeemed and cancelled	(297,697)	(295)	-	-	-	(97,605)	-	(97,900)
Equity offering costs	-	-	-	-	-	(28,498)	-	(28,498)
Net loss for the year ended May 31, 2010	-	-	-	-	-	-	(2,242,239)	(2,242,239)

Balance, May 31, 2010	19,374,277	$ 19,374	1,560,000	$ 156,000	$ (36,000)	$ 2,037,142	$ (2,416,418)	$ (239,902)

Cash received for subscription receivable	-	-	-	-	31,000	-	-	31,000
Common stock issued for common stock payable	1,560,000	1,560	(1,560,000)	(156,000)	-	154,440	-	-
Common stock issued for conversion of note payable and accrued interest ($0.10/Sh)	1,540,912	1,541	-	-	-	152,500	-	154,041
Common stock issued for conversion of note payable and accrued interest ($0.33/Sh)	22,273	22	-	-	-	7,328	-	7,350
Common stock issued for cash ($0.33/Sh)	265,182	265	-	-	-	87,245	-	87,510
Common stock issued for services ($0.33/Sh)	1,347,000	1,347	-	-	-	443,163	-	444,510
Common stock payable for services ($0.33/Sh)	-	-	1,357,740	448,054	-	-	-	448,054
Units consisting of common stock and warrants issued for cash ($0.165/unit)	135,151	135	-	-	-	81,371	-	81,506
Common stock issued for services ($0.55/Sh)	374,849	375	-	-	-	205,792	-	206,167
Common stock payable for units consisting of common stock and warrants issued for cash ($0.165/unit)	-	-	203,031	209,653	-	-	-	209,653
Loss on settlement of debt	-	-	-	-	-	98,622	-	98,622
Beneficial conversion feature of convertible note payable	-	-	-	-	-	18,470	-	18,470
Net loss for the perod ended August 31, 2010	-	-	-	-	-	-	(1,571,250)	(1,571,250)

Balance, August 31, 2010	24,619,644	$ 24,619	1,560,771	$ 657,707	$ (5,000)	$ 3,286,073	$ 3,987,668)	$ (24,269)

See notes to financial statements

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended		For the Period From
	August 31, 2010	August 31, 2009	April 29, 2009 (Inception) to May 31, 2010
Cash Flows From Operating Activities:
Net Loss	$ (1,571,250)	$ (105,826)	$ (3,987,668)
Adjustment to reconcile net loss to net cash used in operations
Non-cash stock based compensation	886,036	-	2,216,500
Common stock issued persuant to reseller agreement	-	-	111,250
Common stock issuable for services	448,054	-	598,054
Loss on debt settlement	98,622	-	98,622
Bad debt expense	5,000	-	5,000
Changes in operating assets and liabilities:			-
Prepaid expense	(22,000)	9,922	(22,000)
Due from related party	-	-	-
Accounts payable and accrued expenses	(44,651)	2,589	34,261
Accrued Interest	6,642	1,011	72,350
Net Cash Used In Operating Activities	(193,547)	(92,304)	(873,631)

Cash Flows From Financing Activities:
Equity offering costs	-	-	(28,498)
Net borrowings from related parties	2,200	-	24,100
Repayments from related party loan	-	(5,000)	(5,000)
Cash received from subscription receivable	26,000	-	26,000
Proceeds from issuance of note payable	33,500	-	233,000
Payment of note payable	-	-	(3,200)
Proceeds from issuance of units	22,300	-	142,300
Proceeds from the sales of units payable	33,501	-	33,501
Common stock redeemed and cancelled	-	(4,999)	(97,900)
Proceeds from sale of common stock	87,510	105,000	564,803
Net Cash Provided by Financing Activities	205,011	95,001	889,106

Net Increase (Decrease) in Cash	11,464	2,697	15,475

Cash at Beginning of Period	4,011	4,992	-

Cash at End of Period	$ 15,475	$ 7,689	$ 15,475

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:

Common shares rescinded	$ -	$ -	$ 8,653
Common stock issued and stock owed for conversion of notes payable and accrued interest	$ 161,391	$ -	$ 113,906
Common stock issued for common stock payable	$ 156,000	$ -	$ 156,000
Subscription receivable for common shares issued	$ -	$ -	$ 36,000
Beneficial conversion feature of convertible note payable	$ 18,470	$ -	$ 18,470

See notes to financial statements

AXIOLOGIX EDUCATION CORPORATION

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 8-03 of Regulation S-X.  Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended May 31, 2010 included in our Form 10-K filed with the SEC on August 30, 2010.  The accompanying financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America.  The results for any interim period are not necessarily indicative of the results for the entire fiscal year.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at August 31, 2010 or May 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits. At August 31, 2010 and May 31, 2010, respectively, the balance did not exceed the federally insured limit.

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

Since the Company reflected a net loss for the three months ended August 31, 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.  The company issued 135,151 units in the three months ended August 31, 2010 and is obligated to issue 203,031 additional units as of August 31, 2010.  Each unit consists of one common share and one warrant. The warrants have a strike price of $0.165 per share, vest immediately, and have a one year term. The fair value of the warrants was determined to be $35,876 using the Black-Scholes model. Key inputs used in the Black-Scholes valuation model were a strike price of $0.165, term of one year, volatility of 200%, and a discount rate of 0.30%.  No warrants were issued in 2009.  No warrants have been exercised as of August 31, 2010.

	For the Three Months Ended August 31, 2010	For the Three Months Ended August 31, 2009
Net loss	$(1,571,250)	$(105,826)

Net loss per share - basic and diluted	$(0.07)	$(0.01)

Weighted average number of shares outstanding -basic and diluted	22,092,233	10,259,330

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been anti-dilutive:

	For the Three Months Ended August 31, 2010	For the Three Months Ended August 31, 2009
Convertible notes payable	81,374	216,670

Outstanding warrants to purchase common stock	2,738,182	-

Total	2,819,556	216,670

A summary of warrant activity is presented below:

	Number Outstanding	Weighted - Average Exerxise Price Per Share	Weighted - Average Remaining Contractual Life (Years)
Outstanding at May 31, 2009	-	-	-
Granted		$0.05	0.6
Exercised	2,400,000	-	-
Cancelled/forfeited/expired	-	-	-
Outstanding at May 31, 2010	-	$0.05	0.6
Granted	2,400,000	$0.17	0.9
Exercised	338,182	-	-
Cancelled/forfeited/expired	-	-	-
Outstanding at August 31, 2010	2,738,182	$0.05	0.7

Options vested and exercisable at August 31, 2010	2,738,182	$0.05	0.7

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest.  Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  The expense resulting from share-based payments are recorded as non-cash stock based compensation, which is an operating expense.

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

Beneficial conversion features

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Prepaid expenses

The Company has capitalized payments to Edumedia pursuant to the exclusive resellership agreement.  The prepaid expenses are amortized over the term of the resellership agreement.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,571,250 and net cash used in operations of $193,547 for the three months ended August 31, 2010.  The Company had a working capital deficit of $24,269 and a stockholders’ deficit of $3,987,668 at August 31, 2010.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On April 9, 2009, the Company entered into a Secured Promissory Note with an individual for a loan of $20,000.  The note carries an annual interest rate of 20%, and was due on August 12, 2010.  On August 16, 2010, the Company entered into an amendment of the Note whereby the fixed conversion price was reduced from $0.33 to $0.10 per share.   The note holder converted this debt and accrued interest for common shares at $0.10 per share after the amendment.  The company recorded a loss on settlement of debt of $98,622 during the three months ended August 31, 2010 for the fair value of the additional common shares issuable pursuant to this amendment.

During the year May 31, 2010, the Company entered into Secured Promissory Notes with third parties for a total of $179,500.  The notes carry monthly interest rates ranging from 1.66%-20% compounding 30-90 days and are convertible into common stock at the rate of $0.10 per share. The Company has evaluated the conversion feature of the notes and determined that there is no beneficial conversion feature as the fixed conversion price of $0.10 is the same as the fair value of the common stock at the time of issuance.  Notes have a 30-90 day maturity.    As of August 31, 2010, all outstanding notes were extended or had not reached their maturity date.

During the three months ended August 31, 2010, the Company entered into Secured Promissory Notes with third parties for a total of $33,500.  The notes carry monthly interest rates ranging from 5-10% compounding 30 days and are convertible to common stock at the rate of $0.33 per share.  The Company has evaluated the conversion feature of the notes and determined that there was a $18,470 beneficial conversion feature on certain notes as the fixed conversion price of $0.33 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  As of August 31, 2010, all outstanding notes had their maturity dates extended.

During the three months ended August 31, 2010, the Company converted $117,000 of Secured Promissory Notes into common stock at a $0.10 conversion price plus accrued interest of $37,041 resulting in the issuance of 1,540,912 common shares.  Additionally, the Company converted $7,000 of Secured Promissory Notes into common stock at a $0.33 conversion price plus accrued interest of $350 resulting in the issuance of 22,273 common shares.  Conversions were according to the terms of the convertible note agreements so no gain or loss was recorded at the time of conversion. (See Note 6)

Principal Balance
Convertible notes payable - May 31, 2010	$117,000
Issuance of convertible notes	33,500
Conversion of notes payable	(124,000)
Convertible notes payable - August 31, 2010	$26,500

As of August 31, 2010 and May 31, 2010, the Company had accrued interest payable of $353 and $31,101, respectively.  Interest expense totaled $6,642 and $1,011 for the three months ended August 31, 2010 and 2009, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock.  At August 31, 2010, there were 24,619,644 shares issued and outstanding.  At May 31, 2010, there were 19,374,277 shares issued and outstanding.

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

During the three months ended August 31, 2010, the Company received $31,000 for subscription receivable.

During the three months ended August 31, 2010, the Company issued 1,560,000 shares of common stock which were payable as of May 31, 2010.

During the three months ended August 31, 2010, the Company issued 1,540,912 shares of common stock to convertible note holders reducing its principal obligation by $117,000 and accrued interest of $37,041.  All of these notes were converted at a fixed conversion price of $0.10.

During the three months ended August 31, 2010, the Company issued 22,273 shares of common stock to convertible note holders reducing its principal obligation by $7,000 and accrued interest of $350.  All notes of these notes were converted at a fixed conversion price of $0.33.

During the three months ended August 31, 2010, the Company entered into stock purchase agreements with various accredited investors for the sale of 265,182 shares of its common stock at a purchase price of $0.33 per share generating proceeds of $87,510.

During the three months ended August 31, 2010, the Company issued 1,347,000 shares of common stock for services.  The shares were valued at $0.33 per share at the time issuance which was the price of the most recent sale of the Company’s stock and accordingly the Company recorded $444,510 of stock based compensation.

As of August 31, 2010, the Company is obligated to issue 1,357,740 shares of common stock pursuant to the Support Services Agreement with Cardiff Partners, LLC.  The shares were valued at $0.33 per share at the effective date of the agreement and accordingly the Company recorded $448,054 of stock based compensation.  The value of the shares was $0.33 per share which was the price of the most recent sale of the Company’s stock at the time the agreement was entered into.

During the three months ended August 31, 2010, the Company entered into unit purchase agreements with Directors and Officers of the Company at $0.165 per unit.  Each unit consists of one common share and one warrant.  135,151 units were sold generating proceeds of $22,300.  The fair value of the common stock issued ranged from $0.33 to $0.50 per share depending on the varying dates of issuances.  The warrants were valued at $35,876 according to the Black-Scholes model and the fair value of the common stock was $45,631. Because the selling price of the unit (common shares and warrants) was determined to be below fair market value and the units were issued to board of directors, the Company recorded stock based compensation expense of $59,207 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants issued.

During the three months ended August 31, 2010, the Company issued 374,849 shares of common stock for services.  The shares were valued at $0.55 per share at the time issuance which was the closing trading price of the Company’s common stock and accordingly the Company recorded $206,167 of stock based compensation.

As of August 31, 2010, the Company is obligated to issue units to Directors and Officers of the Company purchased at $0.165 per unit.  Each unit consists of one common share and one warrant.   203,031 units were sold generating proceeds of $33,500.  The fair value of the common stock was $0.56 per share.  The warrants were valued at $95,955 according to the Black-Scholes model. Because the selling price of the unit (common shares and warrants) were determined to be below fair market value, the Company recorded stock based compensation expense of $176,153 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended August 31, 2010, the Company entered into unit purchase agreements with Directors and Officers of the Company at $0.165 per unit.  Each unit consists of one common share and one warrant.  135,151 units were sold generating proceeds of $22,300.  Because the selling price of the unit (common shares and warrants) were determined to be below fair market value and the these parties were Directors and Officers of the Company, the Company recorded stock based compensation expense of $59,207 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants.

As of August 31, 2010, the Company is obligated to issue units to Directors and Officers of the Company purchased at $0.165 per unit.  Each unit consists of one common share and one warrant.   203,031 units were sold generating proceeds of $33,500.  Because the selling price of the unit (common shares and warrants) were determined to be below fair market value, the Company recorded stock based compensation expense of $176,153 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants.

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

During the three months ended August 31, 2010, the Chief Executive Officer, John Daglis loaned the Company $3,000 and was repaid $800.  The balance of $19,100 remains outstanding at August 31, 2010.  The outstanding balance is payable upon demand and does not bear interest.  Interest expense was not imputed as the amount was deemed to be immaterial.

During the year ended May 31, 2010, the Company issued 940,000 shares to Edumedia pursuant to the exclusive resellership agreement.  The Company’s principal officer and a director, John P. Daglis, is also the Chief Executive Officer of Edumedia Software.   See Note 9 for further discussion.  The Company also made cash payments totaling $67,500 during the year ended May 31, 2010.

NOTE 8 – COMMITMENTS

Consulting Agreement

On January 6, 2010, the Company entered into two one-year agreements with unrelated third parties to provide consulting services.  In exchange for the services provided, the Company will issue 750,000 shares of common stock to each consultant.  The shares were issued in June 2010 and no further obligations exist as of August 31, 2010.

NOTE 9 – SUBSEQUENT EVENTS

During September 2010, the Company issued 1,357,740 shares of common stock pursuant to the Cardiff Partners, LLC agreement, satisfying the common stock payable of $448,054.

During September 2010, the Company issued units to the Chief Executive Officer, John Daglis, at $0.165 per unit.  30,303 units were sold generating proceeds of $5,000.  Each unit consists of one common share and one warrant.  Because the selling price of the unit (common shares and warrants) was determined to be below fair market value, the Company will record stock based compensation for the incremental difference between the sales price of the unit and the fair market value of the common stock and warrants.

During September 2010, the Company issued 203,031 units to Directors to satisfy the stock payable of $209,653 outstanding at August 31, 2010.

During September 2010, the Company issued units to Directors of the Company purchased at $0.165 per unit.  72,727 units were sold generating proceeds of $12,000.  Each unit consists of one common share and one warrant.  Because the selling price of the unit (common shares and warrants) was determined to be below fair market value, the Company will record stock based compensation expense for the incremental difference between the sales price of the unit and the fair market value of the common stock and warrants.

During September 2010, the Company entered into Secured Promissory Notes with third parties for a total of $46,500 in proceeds.  The notes carry an interest rate of 10% compounding 7-30 days and are convertible into common stock at the rate of $0.33 per share.

During September 2010, the Company entered into stock purchase agreements with various accredited investors for the sale of 74,244 shares of its common stock at a purchase price of $0.33 per share generating proceeds of $24,500.

During September 2010, the Company entered in Amendment #1 to the Exclusive Worldwide Resellership Agreement with Edumedia Software Solutions Corporation.  Pursuant to the Amendment, the Company issued 300,000 shares of common stock to Edumedia Software Solutions Corporation in September 2010.  Additionally, the Company made cash payments of $5,855 in September 2010.

On September 21, 2010, the Board of Directors of the Company approved (a) a 5-for-1 forward stock split whereby the holders of the Company’s common stock, $0.001 par value, will receive an additional four shares of common stock for each share held by them and (b) a corresponding increase in the number of authorized shares of common stock from 150 million to 750 million.

The payment date for the stock split will be October 15, 2010 to holders of record as of October 4, 2010.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “we,” “us” and “our” refer to Axiologix Education Corporation, a Nevada corporation.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operation provide information that we believe is relevant to an assessment and understanding of our financial condition and results of operations.  The following discussion should be read in conjunction with our financial statements and notes thereto included with this Quarterly Report on Form 10-Q, and all our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations.  Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Such statements are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  You should review carefully the section entitled “Risk Factors” beginning on page 7 of our Annual Report on Form 10-K for a discussion of certain of the risks that could cause our actual results to differ from those expressed or suggested by the forward-looking statements.

The inclusion of the forward-looking statements should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved.  You should be aware that any forward-looking statement made by us in this Quarterly Report on Form 10-Q, or elsewhere, speaks only as of the date on which we make it. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise.  In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

As of August 31, 2010, we had cash and cash equivalents of $15,475 and a working capital deficiency of $24,269.  As of August 31, 2010 our accumulated deficit was $3,987,668.  For the three months ended August 31, 2010 our net loss was $1,571,250.

Our loss has been funded by proceeds from the sale of our common stock and convertible promissory notes. During the year ended May 31, 2010, we raised in net proceeds $534,396 through financing activities and our cash position decreased by $981.  During the three months ended August 31, 2010, we raised $205,011 of net proceeds through financing activities and our cash position increased by $11,464.    During the three months ended August 31, 2009, we raised $95,001 in net proceeds through financing activities.

We used net cash of $193,547 in operating activities for the three months ended August 31, 2010 compared to $92,304 for the three months ended August 31, 2009.  We did not use any money in investing activities for the three months ended August 31, 2010.

During the three months ended August 31, 2010 our monthly cash requirement was approximately $66,000 and we expect this to increase in coming months with the hiring of additional personnel.

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

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at August 31, 2010, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the Three Months Ended August 31, 2010 and August 31, 2009.

No Revenues

Since our inception on April 29, 2009 to August 31, 2010, we have not earned any revenues.  As of August 31, 2010, we have an accumulated deficit of $3,987,668.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Operating expenses totaled $1,465,986 for the three months ended August 31, 2010 compared to $106,662 for the three months ended August 31, 2009.  Since our inception on April 29, 2009 to August 31, 2010, we have incurred total operating expenses of $3,823,797.

Our selling, general and administrative expenses consist of non-cash stock based compensations charges, bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our selling, general and administrative expenses for the three months ended August 31, 2010 totaled $1,465,986 compared to $87,662 in the comparable period of the prior year.  Since our inception on April 29, 2009 until August 31, 2010, selling, general and administrative expenses have totaled $3,823,797.

Non-cash stock based compensation expense totaled $1,334,090 for the three month period ended August 31, 2010 and consists of 1,721,849 shares of common stock issued for services totaling $650,677, 1,357,740 shares of common stock payable for services totaling $448,054, and units consisting of one common share and one warrant issued to Directors and Officers issued or payable at a discount to market resulting in stock-based compensation charges of $235,359.  Since our inception on April 29, 2010 until August 31, 2010 we have incurred $2,916,366 of non-cash stock based compensation expense.

We incurred $0 and $19,000 on research and development expenses for the three months ended August 31, 2010 and 2009, respectively.  Since our inception on April 29, 2009 until August 31, 2010 we have incurred $191,950 on research and development expenses.

Net Loss

We incurred a net loss of $1,571,250 and $105,826 for the three months ended August 31, 2010 and 2009, respectively.  From inception on April 29, 2009 to August 31, 2010, we have incurred a net loss of $3,987,668.

Critical Accounting Policies

The accounting policies and the use of accounting estimates are set forth in the footnotes to the unaudited financial statements.

In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 – Summary of Significant Accounting Policies set forth in the notes to the unaudited financial statements. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with our board of directors, and do so on a regular basis.

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

Off-Balance Sheet Arrangements

As of August 31, 2010, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4T.  Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2010.  The Company identified material weaknesses related to segregation of duties, lack of staff with GAAP experience, and lack of SEC reporting experience.  In July 2010, we engaged Cardiff Partners to assist in establishing effective internal controls and are currently undergoing the implementation of several remediation steps.

Changes in Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the engagement of Cardiff Partners in July 2010.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Unregistered Sales of Equity Securities.

From June through September 2010, we issued 1,540,912 shares of common stock to convertible note holders reducing its principal balance by $117,000 and accrued interest of $37,041.

From June through September 2010, the Company issued 22,273 shares of common stock to convertible note holders reducing its principal balance by $7,000 and accrued interest of $350.

From June through September 2010, we sold to accredited investors  339,426 of common stock at a purchase price of $0.33 per share generating proceeds of $112,011.

From June through September 2010, we issued 1,721,849 shares of common stock for services.  The shares were valued at $0.33 to $0.55 per share.

From June through September 2010, we sold to certain of our Directors and Officers 441,212 units, consists of one share of common stock and one warrant, at a purchase price of $0.165 per unit.  The warrants have an exercise price of $0.165 share and expire in 1 year from issuance.

In September 2010, we issued 1,357,740 shares of common stock pursuant to our support services agreement with Cardiff Partners, LLC agreement in payment of a stock payable obligation as of May 31, 2010.

In September 2010, we issued Edumedia Software Solutions Corporation 300,000 shares of common stock pursuant to Amendment #1 to our resellership agreement with Edumedia Software Solutions Corporation.

All of the above shares were issued pursuant to Section 4(2) of the Securities Act of 1933.  In connection with this issuance, all purchasers were provided with access to all material aspects of the company, including the business, management, offering details, risk factors and financial statements.  They also represented to us that they were acquiring the shares as a principal for their own account with investment intent.  They each also represented that they were sophisticated, having prior investment experience and having adequate and reasonable opportunity and access to any corporate information necessary to make an informed decision.  This issuance of securities was not accompanied by general advertisement or general solicitation.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  [Removed and Reserved]

ITEM 5.  Other Information.

Effective September 8, 2010, we entered into an amendment to our exclusive reseller agreement with Edumedia Software Solutions Corporation ("Edumedia") for the sale of E*pad, an on-line managed software application that manages performance assessments for teachers to be deployed among their students.  Under the terms of the amendment, we have agreed to pay to Edumedia $28,354.65 in cash and to issue to Edumedia 1,200,000 shares of our common stock in exchange for reducing the monthly license fee we pay to Edumedia from 50% to 25%  of the revenues we collect from the sale of their products.  Our principal officer and a director, John P. Daglis, was formerly the Chief Executive Officer of Edumedia.

ITEM 6.  Exhibits.

Exhibit Number	Description
Exhibit 10.1	Amendment No. 1 to Exclusive Worldwide Reseller Agreement*
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIOLOGIX EDUCATION CORPORATION

Date: October 14, 2010	By: /s/ John P. Daglis
John P. Daglis
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director