Form 10-Q
period 2010-11-30
Axiologix Education Corp
filed 2011-01-14
CIK 1470177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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
Yes    ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 14, 2011 the registrant had 139,224,273 shares of common stock outstanding.

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

November 30, 2010

Unaudited Condensed Balance Sheets	F-1
Unaudited Condensed Statements of Operations	F-2
Unaudited Condensed Statement of Stockholders Deficit	F-3
Unaudited Condensed Statements of Cash Flows	F-4
Unaudited Notes to the Financial Statements	F-5

Axiologix Education Corporation
(A Development Stage Company)
Condensed Balance Sheets
Unaudited

	November 30, 2010	May 31, 2010

ASSETS
Current Assets
Cash	$10,497	$4,011
Prepaid expense	50,350	-
Total Current Assets	60,847	4,011

Total Assets	$60,847	$4,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$58,882	$78,912
Accrued interest	40,987	31,101
Convertible notes payable, net of debt discount of $100,000 and $0, respectively	178,000	117,000
Due to related party	15,900	16,900
Total Liabilities	293,769	243,913

Stockholders' Deficit

Common stock, $0.001 par value; 750,000,000 shares authorized, 137,997,000 and 96,871,385 shares issued and outstanding, as of November 30, 2010 and May 31, 2010, respectively	137,997	96,871
Common stock payable, 3,227,273 and 7,800,000 shares issueable, as of November 30, 2010 and May 31, 2010, respectively	345,000	156,000
Common stock subscription receivable	-	(36,000)
Additional paid-in capital	4,923,156	1,959,645
Accumulated deficit during the development stage	(5,639,075)	(2,416,418)
Total Stockholders' Deficit	(232,922)	(239,902)
Total Liabilities and Stockholders' Deficit	$60,847	$4,011

See notes to financial statements

Axiologix Education Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period From
	For the Three Months Ended		For the Six Months Ended		April 29, 2009 (Inception)
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009	to November 30, 2010

Revenue	$-	$-	$-	$-	$-

Cost of Revenue	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating expenses
Selling, general and administrative	913,481	82,370	2,379,467	170,031	4,545,328
Research and development	537,595	11,700	537,595	30,700	729,545
Total operating expenses	1,451,076	94,070	2,917,062	200,731	5,274,873

Loss from operations	(1,451,076)	(94,070)	(2,917,062)	(200,731)	(5,274,873)

Other (income) expense
Interest income	-	-	-	(1,847)	(2,100)
Interest expense	200,331	1,256	206,973	2,267	267,680
Loss on settlement of debt	-	-	98,622	-	98,622

Net loss	$(1,651,407)	$(95,326)	$(3,222,657)	$(201,151)	$(5,639,075)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	132,724,934	11,277,947	76,800,712	10,763,388

See notes to financial statements

Axiologix Education Corporation
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficit
(Unaudited)

	Common stock		Common stock payable		Subscription	Additional Paid-in	Deficit accumulated during development	Total Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	Deficit

Balance April 29, 2009 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders ($0.02/Sh)	43,700,000	43,700	-	-	-	(43,700)	-	-

Common stock issued for cash ($0.02/Sh)	6,395,000	6,395	-	-	-	121,505	-	127,900

Common stock issued for services ($0.02/Sh)	18,000	18	-	-	-	342	-	360

Stock based compensation to founders	-	-	-	-	-	8,740	-	8,740

Net loss for the period April 29, 2009 (Inception ) to May 31, 2009	-	-	-	-	-	-	(174,179)	(174,179)

Balance May 31, 2009	50,113,000	$50,113	-	-	-	$86,887	$(174,179)	$(37,179)

Shares rescinded	(43,263,000)	(43,263)	-	-	-	43,263	-	-

Common stock issued for cash and subscription receivable ($0.02/Sh)	18,720,000	18,720	-	-	(30,000)	355,673	-	344,393

Common stock issued for executive compensation ($0.02/Sh)	35,990,980	35,991	-	-	-	683,829	-	719,820

Common stock issued for services ($0.02/Sh)	13,817,190	13,817	-	-	-	262,527	-	276,344

Common stock payable for services ($0.02/Sh)	-	-	7,500,000	150,000	-	-	-	150,000

Common stock payable for conversion of note payable and accrued interest ($0.02/Sh)	-	-	300,000	6,000	-	-	-	6,000

Common stock issued for cash ($0.066/Sh)	166,670	166	-	-	(6,000)	10,834	-	5,000

Units consisting of common stock and warrants issued for cash ($0.01/unit)	12,000,000	12,000	-	-	-	416,702	-	428,702

Common stock issued for services ($0.066/Sh)	250,000	250	-	-	-	16,250	-	16,500

Common stock issued pursuant to resellership agreement ($0.02/Sh and $0.066/Sh)	4,700,000	4,700	-	-	-	106,550	-	111,250

Common stock issued for services related to equity offering	454,545	455	-	-	-	(455)	-	-

Common stock issued for notes payable and accrued interest converted to stock	5,395,485	5,395	-	-	-	102,511	-	107,906

Common stock redeemed and cancelled	(1,473,485)	(1,473)	-	-	-	(96,427)	-	(97,900)

Equity offering costs	-	-	-	-	-	(28,498)	-	(28,498)

Net loss for the year ended May 31, 2010	-	-	-	-	-	-	(2,242,239)	(2,242,239)

Balance, May 31, 2010	96,871,385	$96,871	7,800,000	$156,000	$(36,000)	$1,959,645	$(2,416,418)	$(239,902)

Cash received for subscription receivable	-	-	-	-	31,000	-	-	31,000

Uncollectible subscription receivable	-	-	-	-	5,000	-	-	5,000

Common stock issued for common stock payable	7,800,000	7,800	(7,800,000)	(156,000)	-	148,200	-	-

Common stock issued for conversion of note payable and accrued interest ($0.02/Sh)	7,704,560	7,705	-	-	-	146,336	-	154,041

Common stock issued for conversion of note payable and accrued interest ($0.066/Sh)	111,365	111	-	-	-	7,239	-	7,350

Common stock issued for cash ($0.066/Sh)	3,939,849	3,940	-	-	-	256,090	-	260,030

Common stock issued for services ($0.066/Sh)	13,523,700	13,524	-	-	-	879,040	-	892,564

Units consisting of common stock and warrants issued for cash ($0.033/unit)	2,206,060	2,206	-	-	-	414,627	-	416,833

Common stock issued for services ($0.11/Sh)	1,874,245	1,874	-	-	-	204,293	-	206,167

Common stock issued for services	2,465,836	2,466	-	-	-	385,867	-	388,333

Common stock issued pursuant to resellership agreement ($0.11/Sh)	1,500,000	1,500	-	-	-	163,500	-	165,000

Common stock payable pursuant to resellership agreement	-	-	3,000,000	330,000	-	-	-	330,000

Loss on settlement of debt	-	-	-	-	-	98,622	-	98,622

Beneficial conversion feature of convertible note payable	-	-	-	-	-	259,697	-	259,697

Common stock payable for cash ($0.066/Sh)	-	-	227,273	15,000	-	-	-	15,000

Net loss for the six months ended November 30, 2010	-	-	-	-	-	-	(3,222,657)	(3,222,657)

Balance, November 30, 2010	137,997,000	$137,997	3,227,273	$345,000	$-	$4,923,156	$(5,639,075)	$(232,922)

See notes to financial statements

Axiologix Education Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period From
	For the Six Months Ended		April 29, 2009 (Inception)
	November 30, 2010	November 30, 2009	to November 30, 2010
Cash Flows From Operating Activities:
Net Loss	$(3,222,657)	$(201,151)	$(5,639,075)
Adjustment to reconcile net loss to net cash used in operations
Non-cash stock based compensation	1,831,097	1,055	3,161,561
Common stock issued pursuant to reseller agreement	165,000	-	276,250
Common stock issuable for services	330,000	-	480,000
Amortization of debt discount	159,697	-	159,697
Loss on debt settlement	98,622	-	98,622
Bad debt expense	5,000	-	5,000
Non-cash consulting services	150,000	-	150,000
Changes in operating assets and liabilities:			-
Prepaid expense	(350)	1,765	(350)
Due from related party	-	-	-
Accounts payable and accrued expenses	(20,030)	785	58,882
Accrued Interest	47,277	-	112,985
Net Cash Used In Operating Activities	(456,344)	(197,546)	(1,136,428)

Cash Flows From Financing Activities:
Equity offering costs	-	-	(28,498)
Net borrowings from related parties	(1,000)	5,153	20,900
Repayments from related party loan	-	-	(5,000)
Cash received from subscription receivable	31,000	-	31,000
Proceeds from issuance of note payable	85,000	34,000	284,500
Payment of note payable	-	-	(3,200)
Proceeds from issuance of units	72,800	-	192,800
Proceeds from the sales of common stock payable	15,000	-	15,000
Common stock redeemed and cancelled	-	(33,600)	(97,900)
Proceeds from sale of common stock	260,030	196,993	737,323
Net Cash Provided by Financing Activities	462,830	202,546	1,146,925

Net Increase (Decrease) in Cash	6,486	5,000	10,497

Cash at Beginning of Period	4,011	4,992	-

Cash at End of Period	$10,497	$9,992	$10,497

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares rescinded	$-	$-	$8,653
Common stock issued and stock owed for conversion of notes payable and accrued interest	$161,391	$-	$275,297
Common stock issued for common stock payable	$156,000	$-	$156,000
Subscription receivable for common shares issued	$-	$-	$36,000
Beneficial conversion feature of convertible note payable	$259,697	$-	$259,697
Non-cash pre-paid expense	$50,000	$-	$50,000

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

Forward stock split

On October 4, 2010, the Company completed a five-for-one forward stock split of the Company’s common stock and an increase in the number of authorized shares of common stock from 150,000,000 to 750,000,000.  The share and per-share information disclosed within this Form 10-Q reflects the completion of this stock split and all historical periods have been retroactively restated.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at November 30, 2010 or May 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits. At November 30, 2010 and May 31, 2010, respectively, the balance did not exceed the federally insured limit.

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

Since the Company reflected a net loss for the three and six months ended November 30, 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.  The company issued 2,206,060 units in the six months ended November 30, 2010.  Each unit consists of one common share and one warrant. The warrants have a strike price of $0.033 per share, vest immediately, and have a one year term. The fair value of the warrants was determined to be $189,930 using the Black-Scholes model. Key inputs used in the Black-Scholes valuation model were a strike price of $0.033, term of one year, volatility of 134% to 209%, and a discount rate of 0.25% to 0.32%.  No warrants were issued in 2009.  No warrants have been exercised as of November 30, 2010.

	For the Three Months Ended		For the Six Months Ended
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009

Net loss	$(1,651,407)	$(95,326)	$(3,222,657)	$(201,151)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	132,724,934	11,277,947	76,800,712	10,763,388

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been anti-dilutive:

	For the Six Months Ended,
	November 30,
	2010	2009
Convertible notes payable	4,457,081	2,846,150

Outstanding warrants to purchase common stock	14,206,060	-

Total	18,663,141	2,846,150

A summary of warrant activity is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Oustanding	Per Share	Life (Years)
Outstanding at May 31, 2009	-	-	-
Granted	12,000,000	$0.01	0.4
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at May 31, 2010	12,000,000	$0.01	0.4
Granted	2,206,060	$0.03	0.7
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at November 30, 2010	14,206,060	$0.01	0.4

Options vested and exercisable at November 30, 2010	14,206,060	$0.01	0.4

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

Prepaid Expenses

The Company has capitalized pre-payments pursuant to consulting agreements.  The prepaid expenses are amortized over the term of the consulting agreements.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $3,222,657 and net cash used in operations of $456,344 for the six months ended November 30, 2010.  The Company had a working capital deficit of $232,922 and an accumulated deficit of $5,639,075 at November 30, 2010.

The Company plans to seek additional funds to finance its immediate and long-term operations through debt and/or equity financing.  The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

● Management has entered into resale or sales agency agreements with two educational software developers to generate sales.  There can be no assurances, however, that management’s expectations of future sales will be realized.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On April 9, 2009, the Company entered into a Secured Promissory Note with an individual for a loan of $20,000.  The note carries an annual interest rate of 20%, and was due on August 12, 2010.  On August 16, 2010, the Company entered into an amendment of the Note whereby the fixed conversion price was reduced from $0.066 to $0.02 per share.   The note holder converted this debt and accrued interest for common shares at $0.02 per share after the amendment.  The company recorded a loss on settlement of debt of $98,622 during the six months ended November 30, 2010 for the fair value of the additional common shares issuable pursuant to this amendment.

During the six months ended November 30, 2010, the Company entered into certain Secured Promissory Notes with third parties for a total of $73,500.  The notes carry monthly interest rates ranging from 2.45%-10% compounding 30-360 days and are convertible to common stock at the rate of $0.066 per share. The Company has evaluated the conversion feature of the notes and determined that there was a $50,288 beneficial conversion feature on certain notes as the fixed conversion price of $0.066 was less than the fair value of the common stock at the time of issuance. The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  As of November 30, 2010, all of these outstanding notes had their maturity dates extended.

During the six months ended November 30, 2010, the Company entered into a Secured Promissory note with a third party for a total of $11,500.  The note carries weekly interest rate of 10% compounding 7 days and is convertible to common stock at the rate of $0.066 per share.  The Company has evaluated the conversion feature of the notes and determined that there was a $9,410 beneficial conversion feature on the note as the fixed conversion price of $0.066 was less than the fair value of the common stock at the time of issuance. The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  As of November 30, 2010, this outstanding note had its maturity date extended.

On September 7, 2010, the Company entered into Convertible Promissory Notes pursuant to two consulting agreements with third parties.  The notes carry an annual interest rate of 15% and are convertible into common stock at a variable conversion rate.  The variable conversion rate is 50% of the lowest closing price for the Company’s common stock during the previous 20 trading days from the notice of conversion.  The note holders agreed that they will not submit conversion notices or enforce conversion rights requiring the Company to issue a number of common shares which exceeds the unissued authorized common shares of the Company.  The Company has evaluated the conversion feature of the notes and determined that there was a $200,000 beneficial conversion feature on these notes as the conversion price was less than the fair value of the common stock at the time of issuance. The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.   The Convertible Promissory Notes have a maturity date of March 15, 2011.

During the six months ended November 30, 2010, the Company converted $117,000 of Secured Promissory Notes into common stock at a $0.02 conversion price plus accrued interest of $37,041 resulting in the issuance of 7,704,560 common shares.  Additionally, the Company converted $7,000 of Secured Promissory Notes into common stock at a $0.066 conversion price plus accrued interest of $350 resulting in the issuance of 111,365 common shares.  Conversions were according to the terms of the convertible note agreements so no gain or loss was recorded at the time of conversion. (See Note 6).

	Principal	Less	Carrying
	Balance	Discount	Amount
Convertible notes payable - May 31, 2010	$117,000	$-	$117,000
Issuance of convertible notes	285,000	(259,697)	25,303
Amortization of debt discount and beneficial conversion feature	-	159,697	159,697
Conversion of notes payable	(124,000)	-	(124,000)
Convertible notes payable - November 30, 2010	$278,000	$(100,000)	$178,000

As of November 30, 2010 and May 31, 2010, the Company had accrued interest payable of $40,987 and $31,101, respectively.  Interest expense totaled $206,973 and $2,267 for the six months ended November 30, 2010 and 2009, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On October 4, 2010, the Company completed a five-for-one forward stock split of the Company’s common stock and an increase in the number of authorized shares of common stock from 150,000,000 to 750,000,000.  The payment date for the stock split was October 15, 2010 to holders of record as of October 4, 2010.

The Company is authorized to issue up to 750,000,000 shares of its $0.001 common stock.  At November 30, 2010, there were 137,997,000 shares issued and outstanding.  At May 31, 2010, there were 96,871,385 shares issued and outstanding.

As of May 31, 2009, the Company issued 43,700,000 shares of common stock to its founders at par. 43,263,000 shares were rescinded in fiscal year 2010 and the difference of 437,000 shares were valued at $0.02 and recorded as stock-based compensation during the period ended May 31, 2009.

During the period ended May 31, 2009, the Company entered into stock purchase agreements with various accredited investors for the sale of 6,395,000 shares of its common stock at a purchase price of $0.02 per share generating proceeds of $127,900.

During the period ended May 31, 2009, the Company issued 18,000 shares of common stock for services.  The value of the shares was $360 or $0.02 per share which was the price of the most recent sale of the Company’s stock at the time of issuance.

During the year ended May 31, 2010, the Company entered into stock purchase agreements with various accredited investors for the sale of 18,720,000 shares of its common stock at a purchase price of $0.02 per share generating proceeds of $344,393 and a subscription receivable of $30,000.

During the year ended May 31, 2010, the Company issued 35,990,980 shares of common stock for executive compensation.  The shares were valued at $0.02 per share at the time issuance which was the price of the most recent sale of the Company’s stock at the time of issuance and accordingly the Company recorded $719,820 of stock based compensation.

During the year ended May 31, 2010, the Company issued 13,817,190 shares of common stock for services.  The shares were valued at $0.02 per share at the time issuance which was the price of the most recent sale of the Company’s stock at the time of issuance and accordingly the Company recorded $276,344 of stock based compensation.

During the year ended May 31, 2010, the Company entered into stock purchase agreements with various accredited investor for the sale of 166,670 shares of its common stock at a purchase price of $0.066 per share generating proceeds of $5,000 and a subscription receivable of $6,000.

During the year ended May 31, 2010, the Company entered into unit purchase agreements with Directors and Officers of the Company at $0.01 per unit.  Each unit consists of one common share and one warrant.  12,000,000 units were sold generating proceeds of $120,000.  The fair value of the common stock was $240,000 or $0.02 per share.  The warrants were valued at $188,702 according to the Black-Scholes model.  Because the selling price of the unit (common shares and warrants) were determined to be below fair market value and the units were issued to Directors and Officers, the Company recorded stock based compensation expense of $308,702 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants.

During the year ended May 31, 2010, the Company issued 250,000 shares of common stock for services valued at $0.066 per share.  The value of the shares was $0.066 per share which was the price of the most recent sale of the Company’s stock at the time of issuance.  The Company recorded $16,500 of stock based compensation for these issuances.

During the year ended May 31, 2010, the Company issued 4,325,000 shares to Edumedia pursuant to the exclusive resellership agreement.  At the time of issuance, it was determined that the fair value of the common stock was $0.02 per share, accordingly, the Company recorded a stock based compensation expense of $86,500. The value of the shares was $0.02 per share which was the price of the most recent sale of the Company’s stock at the time of issuance.  The agreement entailed no disincentive for non-performance therefore these shares were expensed upon issuance.

During the year ended May 31, 2010, the Company incurred $28,498 in equity offering costs.

During the year ended May 31, 2010, the Company issued an additional 375,000 shares to Edumedia pursuant to the exclusive resellership agreement.  At the time of issuance, it was determined that the fair value of the common stock was $0.066 per share, accordingly, the Company recorded a stock based compensation expense of $24,750.  The value of the shares was $0.066 per share which was the price of the most recent sale of the Company’s stock at the time of issuance.

The Company entered into an Investment Agreement with Dutchess Opportunity Fund, II, L.P. (“Dutchess”) on May 17, 2010 and an amendment to that Agreement on July 13, 2010 (collectively, the “Investment Agreement”).    The aggregate number of shares issuable by the Company and purchasable by Dutchess under the Investment Agreement is 18,000,000, which was determined by the Company’s Board of Directors.  In connection with the preparation of the Investment Agreement and the Registration Rights Agreement, the Company issued Dutchess 454,545 shares of the Company’s common stock as a document preparation fee.   These shares were treated as an equity offering cost and value of such shares was charged to additional paid in capital.  On November 29, 2010, the Company terminated its Investment Agreement with Dutchess Opportunity Fund II, L.P.  Prior to termination, the Company had not sold any shares of its common stock to Dutchess pursuant to the Investment Agreement.

During the year ended May 31, 2010, the company issued 5,395,485 shares of common stock to convertible note holders reducing its principal obligation by $84,300 and accrued interest of $29,606.  All notes were converted at a fixed conversion price of $0.02.

During the year ended May 31, 2010, the Company redeemed and cancelled 1,473,485 shares of its common stock for a total of $97,900.  These shares were purchased from one investor at a price of $0.066 per share.  This represented a premium on this purchase of $0.046 over the Company’s prior cash sales of common stock at $0.02 per share.

As of May 31, 2010, the Company had $36,000 of subscription receivables related to the sale of 1,500,000 shares at $0.02 per share and 90,910 shares at $0.066 per share.

As of May 31, 2010, the Company was obligated to issue 7,500,000 shares of common stock for $150,000 of services and 300,000 shares were owed for a debt conversion related to fiscal year 2010.

During the six months ended November 30, 2010, the Company issued 7,800,000 shares of common stock which were payable as of May 31, 2010.

During the six months ended November 30, 2010, the Company received $31,000 for subscription receivable and $5,000 of the subscription receivable was not collected and charged to expense.

During the six months ended November 30, 2010, the Company issued 7,704,560 shares of common stock to convertible note holders reducing its principal obligation by $117,000 and accrued interest of $37,041.  All of these notes were converted at a fixed conversion price of $0.02.

During the six months ended November 30, 2010, the Company issued 111,365 shares of common stock to convertible note holders reducing its principal obligation by $7,000 and accrued interest of $350.  All notes of these notes were converted at a fixed conversion price of $0.066.

During the six months ended November 30, 2010, the Company entered into stock purchase agreements with various accredited investors for the sale of 3,939,849 shares of its common stock at a purchase price of $0.066 per share generating proceeds of $260,030.

During the six months ended November 30, 2010, the Company issued 13,523,700 shares of common stock for services.  The shares were valued at $0.066 per share at the time of issuance which was the price of the most recent sale of the Company’s stock and accordingly the Company recorded $892,564 of stock based compensation.

During the six months ended November 30, 2010, the Company entered into unit purchase agreements with Directors and Officers of the Company at $0.033 per unit.  Each unit consists of one common share and one warrant.  2,206,060 units were sold generating proceeds of $72,800.  The fair value of the common stock issued ranged from $0.11 to $0.14 per share depending on the varying dates of issuances.  The warrants were valued at $189,930 according to the Black-Scholes model and the fair value of the common stock was $226,903. Because the selling price of the unit (common shares and warrants) was determined to be below fair market value and the units were issued to board of directors, the Company recorded stock based compensation expense of $344,033 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants issued.

During the six months ended November 30, 2010, the Company issued 1,874,245 shares of common stock for services.  The shares were valued at $0.11 per share at the time issuance which was the closing trading price of the Company’s common stock and accordingly the Company recorded $206,167 of stock based compensation.

During the six months ended November 30, 2010, the Company issued 2,465,836 shares of common stock for services.  The shares were valued at the closing trading price of the Company’s common stock at the time of issuance and accordingly the Company recorded $388,333 of stock based compensation.

During September 2010, the Company entered in Amendment #1 to its Exclusive Worldwide Resellership Agreement with Edumedia Software Solutions Corporation.  Pursuant to the Amendment, the Company issued 1,500,000 shares of common stock to Edumedia Software Solutions Corporation and was obligated to issue an additional 3,000,000 common shares as of November 30, 2010.  The Company will issue an additional 1,500,000 shares for December in the third fiscal quarter.  Additionally, the Company made cash payments of $ 19,356 in second fiscal quarter of 2010.  These payments are reflected in the statement of operations as of and for the six months ended November 30, 2010.

As of November 30, 2010, the Company is obligated to issue 227,273 shares of common stock to various accredited investors for the sale of common stock at a price of $.066 per share which generated gross proceeds of $15,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended November 30, 2010, the Company entered into unit purchase agreements with Directors and Officers of the Company at $0.033 per unit.  Each unit consists of one common share and one warrant.  2,206,060 units were sold generating proceeds of $72,800.  The fair value of the common stock issued ranged from $0.11 to $0.14 per share depending on the varying dates of issuances.  The warrants were valued at $189,930 according to the Black-Scholes model and the fair value of the common stock was $226,903. Because the selling price of the unit (common shares and warrants) was determined to be below fair market value and the units were issued to board of directors, the Company recorded stock based compensation expense of $344,033 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants issued.

During the year ended May 31, 2010, the Company entered into unit purchase agreements with Directors and Officers of the Company at $0.01 per unit.  Each unit consists of one common share and one warrant.  Because the selling price of the unit (common shares and warrants) were determined to be below fair market value, the Company recorded stock based compensation expense of $308,702 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants.

During the six months ended November 30, 2010, the Company’s Chief Executive Officer, John Daglis loaned the Company $4,285 and was repaid $5,285.  The balance of $15,900 remains outstanding at November 30, 2010.  The outstanding balance is payable upon demand and does not bear interest.  Interest expense was not imputed as the amount was deemed to be immaterial.

NOTE 8 – COMMITMENTS

Consulting Agreement

In September 2010, the Company entered into two four-month consulting agreements with unrelated third parties to provide consulting services.  In exchange for the services provided, the Company issued two convertible promissory notes totaling $200,000 due March 15, 2011. The Company expensed $150,000 during the three months ended November 30, 2010 and the remaining $50,000 was recorded as a prepaid expense at November 30, 2010 based on the terms of the consulting agreement.  See Note 5 for further discussion on the convertible promissory notes.

NOTE 9 – SUBSEQUENT EVENTS

During December 2010, the Company issued 227,273 shares of common stock to satisfy the stock payable of $15,000 outstanding at November 30, 2010.

During December 2010 and January 2011, the Company entered into stock purchase agreements with various accredited investors for the sale of 1,534,395 shares of its common stock at a purchase price of $0.066 per share generating proceeds of $101,270.  These shares have not been issued as of January 14, 2011.

During December 2010, the Company issued 1,000,000 common shares for services.

On January 4, 2011, the Company entered into a letter of intent with Edumedia Software Solutions Corporation (“Edumedia”) to acquire Edumedia’s assets used or held for use in connection with its E*Pad software platform in exchange for 10,000,000 shares of the Company’s common stock and $120,000 in cash payable on or before the first anniversary of the closing of the transaction.  The acquisition is conditioned upon, among other things, completion of due diligence review with respect to the acquisition.

 ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We currently sell three software on-line managed software applications that were developed by other educational software providers.

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

In November  2010, we entered into a sales agent agreement with Seacliff Education Solutions.  The agreement will allow us to offer for sale two of Seacliff’s products:  eBoard and Curricuplan.  Under the agreement we will receive an agent fee equal to 50% of the total revenue amount for user licenses and any corresponding services invoiced to a new customer, minus the line-item dollar amount invoiced to cover Seacliff’s initial, one-time customer set-up fee.  The agreement may be terminated by either party at any time.

In January 2011, we entered into a letter of intent with Edumedia to acquire Edumedia’s assets used or held for use in connection with its E*Pad software platform in exchange for 10,000,000 shares of the Company’s common stock and $120,000 in cash payable on or before the first anniversary of the closing of the transaction.  The acquisition is conditioned upon, among other things, completion of due diligence review with respect to the acquisition.

Liquidity and Capital Resources

As of November 30, 2010, we had cash and cash equivalents of $10,497 and a working capital deficiency of $232,922.  As of November 30, 2010 our accumulated deficit was $5,639,075.  For the six months ended November 30, 2010 our net loss was $3,222,657.

Our loss has been funded by proceeds from the sale of our common stock and convertible promissory notes.  During the six months ended November 30, 2010, we raised $462,830 of net proceeds through financing activities and our cash position increased by $6,486.    During the six months ended November 30, 2009, we raised $202,546 in net proceeds through financing activities.

We used net cash of $456,344 in operating activities for the six months ended November 30, 2010 compared to $197,546 for the six months ended November 30, 2009.  We did not use any money in investing activities for the six months ended November 30, 2010.

During the six months ended November 30, 2010 our monthly cash requirement was approximately $76,000 and we expect this to increase in coming months with the hiring of additional personnel.

We intend to meet our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements.  We are currently not in good short-term financial standing.  We anticipate that we may not generate any revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize.  There is no assurance we will achieve profitable operations.  We have historically financed our operations primarily by cash flows generated from the sale of our securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity and debt financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at November 30, 2010, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

We intend to continue to raise funds to meet our cash requirements from a combination of debt financing and equity financing through private placements.   There is no guarantee that we will be successful in raising any additional capital.  There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all.  If we fail in raising capital, our business may fail and we may curtail or cease our operations.

Results of Operations for the Three Months Ended November 30, 2010 and November 30, 2009.

No Revenues

Since our inception on April 29, 2009 to November 30, 2010, we have not earned any revenues.  As of November 30, 2010, we have an accumulated deficit of $5,639,075.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Operating expenses totaled $1,451,076 for the three months ended November 30, 2010 compared to $94,070 for the three months ended November 30, 2009.  Since our inception on April 29, 2009 to November 30, 2010, we have incurred total operating expenses of $5,274,873.

Our selling, general and administrative expenses consist of non-cash stock based compensation charges, bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our selling, general and administrative expenses for the three months ended November 30, 2010 totaled $913,481 compared to $82,370 in the comparable period of the prior year.  Since our inception on April 29, 2009 until November 30, 2010, selling, general and administrative expenses have totaled $4,545,328.

Non-cash stock based compensation expense totaled $497,128 for the three month period ended November 30, 2010 and consists of shares of common stock issued for services totaling $388,454 and units consisting of one common share and one warrant issued to Directors and Officers issued at a discount to market resulting in stock-based compensation charges of $108,675.

We incurred $537,595 and $11,700 on research and development expenses for the three months ended November 30, 2010 and 2009, respectively.

Net Loss

We incurred a net loss of $1,651,407 and $95,326 for the three months ended November 30, 2010 and 2009, respectively.  From inception on April 29, 2009 to November 30, 2010, we have incurred a net loss of $5,639,075.

Results of Operations for the Six Months Ended November 30, 2010 and November 30, 2009.

No Revenues

Since our inception on April 29, 2009 to November 30, 2010, we have not earned any revenues.  As of November 30, 2010, we have an accumulated deficit of $5,639,075.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Operating expenses totaled $2,917,062 for the six months ended November 30, 2010 compared to $200,731 for the six months ended November 30, 2009.  Since our inception on April 29, 2009 to November 30, 2010, we have incurred total operating expenses of $5,274,873.

Our selling, general and administrative expenses consist of non-cash stock based compensation charges, bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our selling, general and administrative expenses for the six months ended November 30, 2010 totaled $2,379,467 compared to $170,031 in the comparable period of the prior year.  Since our inception on April 29, 2009 until November 30, 2010, selling, general and administrative expenses have totaled $4,545,328.

Non-cash stock based compensation expense totaled $1,831,218 for the six month period ended November 30, 2010 and consists of shares of common stock issued for services totaling $1,487,185 and units consisting of one common share and one warrant issued to Directors and Officers issued at a discount to market resulting in stock-based compensation charges of $344,033.

We incurred $537,595 and $30,700 on research and development expenses for the six months ended November 30, 2010 and 2009, respectively.

Net Loss

We incurred a net loss of $3,222,657 and $201,151 for the six months ended November 30, 2010 and 2009, respectively.  From inception on April 29, 2009 to November 30, 2010, we have incurred a net loss of $5,639,075.

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

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update became effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011.  The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's condensed financial statements.

Off-Balance Sheet Arrangements

As of November 30, 2010, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4T.  Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2010.  The Company identified material weaknesses related to segregation of duties, lack of staff with GAAP experience, and lack of SEC reporting experience.  In July 2010, we engaged Cardiff Partners to assist in establishing effective internal controls and are currently undergoing the implementation of several remediation steps.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Unregistered Sales of Equity Securities.

On September 7, 2010, we issued Convertible Promissory Notes totaling $200,000.  The notes carry an annual interest rate of 15% and are convertible into common stock at a variable conversion rate.  The variable conversion rate is 50% of the lowest closing price of our common stock during the previous 20 trading days from the notice of conversion.  The note holders agreed that they will not submit conversion notices or enforce conversion rights requiring us to issue a number of common shares which exceeds the unissued authorized common shares of the Company.

From October through January 2011, we sold to accredited investors 5,362,091 of common stock at a purchase price of $0.066 per share generation proceeds of $353,898.

From October through January 2011, we issued 10,353,232 shares of common stock for services.  The shares were valued at $0.066 to $0.18 per share.

From October through January 2011, we sold certain of our Directors and Officers 1,764,848 units.  Units consist of one share of common stock and one warrant, at a purchase price of $0.033 per unit.  The warrants have an exercise price of $0.033 share and expire in 1 year from issuance.

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

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  [Removed and Reserved]

ITEM 5.  Other Information.

ITEM 6.  Exhibits.

Exhibit Number	Description

Exhibit 10.1	Convertible promissory note issued to RJB Consulting, Inc. dated September 7, 2010.

Exhibit 10.2	Convertible promissory note issued to T. Peter and Company, Inc. dated September 7, 2010.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axiologix Education Corporation

	By:	/s/ John P. Daglis
Date: January 14, 2011	John P. Daglis
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director