Form 10-Q
period 2011-02-28
Axiologix Education Corp
filed 2011-04-19
CIK 1470177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer       Accelerated filer      Non-accelerated filer      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 18, 2011 the registrant had 159,477,050 shares of common stock outstanding.

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

February 28, 2011

Unaudited Condensed Balance Sheets	F-1
Unaudited Condensed Statements of Operations	F-2
Unaudited Condensed Statement of Stockholders Deficit	F-3
Unaudited Condensed Statements of Cash Flows	F-4
Unaudited Notes to the Financial Statements	F-5

Axiologix Education Corporation
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

ASSETS

	February 28, 2011	May 31, 2010

Current Assets
Cash	$11,379	$4,011
Accounts receivable	400	—
Prepaid expense and other current assets	5,000	—
Total Current Assets	16,779	4,011

Other intangibles, net	1,163,500	—

Total Assets	$1,180,279	$4,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$98,682	$78,912
Accrued interest	14,690	31,101
Notes payable	117,500	—
Convertible notes payable, net of debt discount of $14,434 and $0, respectively	205,566	117,000
Due to related party	11,221	16,900
Total Liabilities	447,659	243,913

Stockholders' Deficit

Common stock, $0.001 par value; 750,000,000 shares authorized,
159,477,050 and 96,871,385 shares issued and outstanding, as of February 28, 2011 and May 31, 2010, respectively	159,477	96,871
Common stock payable, 0 and 7,800,000 shares issueable, as of February 28, 2011 and May 31, 2010, respectively	—	156,000
Common stock subscription receivable	—	(36,000)
Additional paid-in capital	6,967,359	1,959,645
Accumulated deficit during the development stage	(6,394,216)	(2,416,418)
Total Stockholders' Deficit	732,620	(239,902)
Total Liabilities and Stockholders' Deficit	$1,180,279	$4,011

See notes to financial statements

Axiologix Education Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					For the Period From
	For the Three Months Ended		For the Nine Months Ended		April 29, 2009(Inception)
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	to February 28, 2011

Revenue	$400	$—	$400	$—	$400

Cost of Revenue	—	—	—	—	—

Gross Profit	400	—	400	—	400

Operating expenses
Selling, general and administrative	597,318	370,660	2,976,785	540,691	5,142,646
Depreciation and Amortization	6,500	—	6,500	—	6,500
Research and development	12,500	35,250	550,095	65,950	742,045
Total operating expenses	616,318	405,910	3,533,380	606,641	5,891,191

Loss from operations	(615,918)	(405,910)	(3,532,980)	(606,641)	(5,890,791)

Other (income) expense
Interest income	—	—	—	(1,847)	(2,100)
Interest expense	139,223	1,467	346,196	3,734	406,903
Loss on settlement of debt	—	—	98,622	—	98,622

Net loss	$(755,141)	$(407,377)	$(3,977,798)	$(608,528)	$(6,394,216)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.01)

Weighted average number of shares outstanding
- basic and diluted	147,376,162	19,052,620	98,350,467	42,336,650

See notes to financial statements

Axiologix Education Corporation
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficit
(Unaudited)

							Deficit
	Common stock		Common stock payable			Additional	accumulated during	Total
					Subscription	Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	stage	Deficit

Balance April 29, 2009 (Inception)	—	$—	—	$—	$—	$—	$—	$—

Common stock issued to founders ($0.02/Sh)	43,700,000	43,700	—	—	—	(43,700)	—	—

Common stock issued for cash ($0.02/Sh)	6,395,000	6,395	—	—	—	121,505	—	127,900

Common stock issued for services ($0.02/Sh)	18,000	18	—	—	—	342	—	360

Stock based compensation to founders	—	—	—	—	—	8,740	—	8,740

Net loss for the period April 29, 2009 (Inception ) to May 31, 2009	—	—	—	—	—	—	(174,179)	(174,179)

Balance May 31, 2009	50,113,000	50,113	—	—	—	86,887	(174,179)	(37,179)

Shares rescinded	(43,263,000)	(43,263)	—	—	—	43,263	—	—

Common stock issued for cash and subscription receivable ($0.02/Sh)	18,720,000	18,720	—	—	(30,000)	355,673	—	344,393

Common stock issued for executive compensation ($0.02/Sh)	35,990,980	35,991	—	—	—	683,829	—	719,820

Common stock issued for services ($0.02/Sh)	13,817,190	13,817	—	—	—	262,527	—	276,344

Common stock payable for services ($0.02/Sh)	—	—	7,500,000	150,000	—	—	—	150,000

Common stock payable for conversion of note payable and accrued interest ($0.02/Sh)	—	—	300,000	6,000	—	—	—	6,000

Common stock issued for cash ($0.066/Sh)	166,670	166	—	—	(6,000)	10,834	—	5,000

Units consisting of common stock and warrants issued for cash ($0.01/unit)	12,000,000	12,000	—	—	—	416,702	—	428,702

Common stock issued for services ($0.066/Sh)	250,000	250	—	—	—	16,250	—	16,500

Common stock issued pursuant to resellership agreement ($0.02/Sh and $0.066/Sh)	4,700,000	4,700	—	—	—	106,550	—	111,250

Common stock issued for services related to equity offering	454,545	455	—	—	—	(455)	—	—

Common stock issued for notes payable and accrued interest converted to stock	5,395,485	5,395	—	—	—	102,511	—	107,906

Common stock redeemed and cancelled	(1,473,485)	(1,473)	—	—	—	(96,427)	—	(97,900)

Equity offering costs	—	—	—	—	—	(28,498)	—	(28,498)

Net loss for the year ended May 31, 2010	—	—	—	—	—	—	(2,242,239)	(2,242,239)

Balance, May 31, 2010	96,871,385	$96,871	7,800,000	$156,000	$(36,000)	$1,959,645	$(2,416,418)	$(239,902)

Cash received for subscription receivable	—	—	—	—	31,000	—	—	31,000

Uncollectible subscription receivable	—	—	—	—	5,000	—	—	5,000

Common stock issued for common stock payable	7,800,000	7,800	(7,800,000)	(156,000)	—	148,200	—	—

Common stock issued for conversion of note payable and accrued interest ($0.02/Sh)	7,704,560	7,705	—	—	—	146,336	—	154,041

Common stock issued for conversion of note payable and accrued interest ($0.066/Sh)	2,277,323	2,277	—	—	—	148,026	—	150,303

Common stock issued for cash ($0.066/Sh)	6,253,941	6,254	—	—	—	406,506	—	412,760

Common stock issued for cash ($0.04/Sh)	1,500,000	1,500	—	—	—	58,500	—	60,000

Common stock issued for services ($0.066/Sh)	13,523,700	13,524	—	—	—	879,040	—	892,564

Units consisting of common stock and warrants issued for cash ($0.033/unit)	2,206,060	2,206	—	—	—	414,627	—	416,833

Common stock issued for services ($0.11/Sh)	1,874,245	1,874	—	—	—	204,293	—	206,167

Common stock issued for services	3,465,836	3,466	—	—	—	534,867	—	538,333

Common stock issued pursuant to resellership agreement ($0.11/Sh)	6,000,000	6,000	—	—	—	654,000	—	660,000

Common stock issued pursuant to asset purchase agreement ($0.105/Sh)	10,000,000	10,000	—	—	—	1,040,000	—	1,050,000

Loss on settlement of debt	—	—	—	—	—	98,622	—	98,622

Beneficial conversion feature of convertible note payable	—	—	—	—	—	274,697	—	274,697

Net loss for the nine months ended February 28, 2011	—	—	—	—	—	—	(3,977,798)	(3,977,798)

Balance, February 28, 2011	159,477,050	$159,477	—	$—	$—	6,967,359	$(6,394,216)	$732,620

See notes to financial statements

Axiologix Education Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period From
	For the Nine Months Ended		April 29, 2009 (Inception)
	February 28, 2011	February 28, 2010	to February 28, 2011
Cash Flows From Operating Activities:
Net Loss	$(3,977,798)	$(608,528)	$(6,394,216)
Adjustment to reconcile net loss to net cash used in operations
Non-cash stock based compensation	1,981,097	22,343	3,311,561
Common stock issued pursuant to reseller agreement	660,000	—	771,250
Common stock issuable for services	—	244,000	150,000
Amortization of debt discount	260,263	—	260,263
Loss on debt settlement	98,622	—	98,622
Depreciation and amortization	6,500		6,500
Bad debt expense	5,000	—	5,000
Non-cash consulting services	200,000	—	200,000
Changes in operating assets and liabilities:			—
Prepaid expense	—	1,918	—
Due from related party	—	—	—
Accounts receivable	(400)		(400)
Accounts payable and accrued expenses	19,770	29,035	98,682
Accrued Interest	85,933	—	151,641
Net Cash Used In Operating Activities	(661,013)	(311,232)	(1,341,097)

Cash Flows From Financing Activities:
Equity offering costs	—	—	(28,498)
Overdraft on bank account		1,947	—
Net borrowings from related parties	(5,679)	10,000	16,221
Repayments from related party loan	—	(5,000)	(5,000)
Cash received from subscription receivable	31,000	—	31,000
Proceeds from issuance of note payable	100,000	55,000	299,500
Payment of note payable	(2,500)	—	(5,700)
Proceeds from issuance of units	72,800	—	192,800
Proceeds from the sales of common stock payable	—	—	—
Common stock redeemed and cancelled	—	(57,100)	(97,900)
Proceeds from sale of common stock	472,760	301,393	950,053
Net Cash Provided by Financing Activities	668,381	306,240	1,352,476

Net Increase (Decrease) in Cash	7,368	(4,992)	11,379

Cash at Beginning of Period	4,011	4,992	—

Cash at End of Period	$11,379	$—	$11,379

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Common shares rescinded	$—	$8,653	$8,653
Common stock issued for conversion of notes payable and accrued interest	$304,344	$—	$418,250
Common stock issued for common stock payable	$156,000	$—	$156,000
Subscription receivable for common shares issued	$—	$—	$36,000
Beneficial conversion feature of convertible note payable	$274,697	$—	$274,697
Issuance of notes and common stock for purchase of assets	$1,170,000	$—	$1,170,000

See notes to financial statements

AXIOLOGIX EDUCATION CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Axiologix Education Corporation was incorporated under the laws of Nevada, USA, on April 29, 2009.  The Company has limited operations and in accordance with ASC 915, is considered a development stage company that has had no material revenues from inception to date.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at February 28, 2011 or May 31, 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits. At February 28, 2011 and May 31, 2010, respectively, the balance did not exceed the federally insured limit.

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

Since the Company reflected a net loss for the three and nine months ended February 28, 2011 and 2010, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.  The company issued 2,206,060 units in the nine months ended February 28, 2011.  Each unit consists of one common share and one warrant. The warrants have a strike price of $0.033 per share, vest immediately, and have a one year term. The fair value of the warrants was determined to be $189,930 using the Black-Scholes model. Key inputs used in the Black-Scholes valuation model were a strike price of $0.033, term of one year, volatility of 134% to 209%, and a discount rate of 0.25% to 0.32%.  No warrants were issued in 2010.  No warrants have been exercised as of February 28, 2011.

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
Net loss	$(755,141)	$(407,377)	$(3,977,798)	$(608,528)
Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.01)
Weighted average number of shares outstanding – basic and diluted	147,376,162	19,052,620	98,350,467	42,336,650

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been anti-dilutive:

	For the Nine Months Ended, February 28,
	2011	2010
Convertible notes payable	7,166,667	3,053,030
Outstanding warrants to purchase common stock	14,206,060	—
Total	21,372,727	3,053,030

A summary of warrant activity is presented below:

	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)
Outstanding at May 31, 2009	—	—	—
Granted	12,000,000	$0.01	0.01
Exercised	—	—	—
Canceled/forfeited/expired	—	—	—
Outstanding at May 31, 2010	12,000,000	$0.01	0.1
Granted	2,206,060	$0.03	0.5
Exercised	—	—	—
Canceled/forfeited/expired	—	—	—
Outstanding at February 28, 2011	14,206,060	$0.01	0.2

Warrants vested and exercisable at February 28, 2011	14,206,060	$0.01	0.2

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

Intangible Assets

Intangible assets acquired pursuant to the purchase agreement with Edumedia Software (See Note 7) are reported at their initial fair value less accumulated amortization. The intangible assets are amortized based on estimated useful lives of 15 years.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America.

The Company’s current revenue stream consists of marketing consulting services.  Consulting services are sold on a fixed fee or time-and-materials basis. Revenue is recognized when the services are performed.

Revenues are recognized when persuasive evidence of an arrangement exists, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the service and or product has occurred, and no other significant obligations on the part of the Company remain.

In future periods, the Company plans to recognize most of its revenue in accordance with software industry specific GAAP.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $3,977,798 and net cash used in operations of $661,013 for the nine months ended February 28, 2011.  The Company had a working capital deficit of $430,880 and an accumulated deficit of $6,394,216 at February 28, 2011.

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

●
Management has entered into resale or sales agency agreements with an educational software developer to generate sales.  There can be no assurances, however, that management’s expectations of future sales will be realized.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On April 9, 2009, the Company entered into a Secured Promissory Note with an individual for a loan of $20,000.  The note carries an annual interest rate of 20%, and was due on August 12, 2010.  On August 16, 2010, the Company entered into an amendment of the Note whereby the fixed conversion price was reduced from $0.066 to $0.02 per share.   The note holder converted this debt and accrued interest for common shares at $0.02 per share after the amendment.  The company recorded a loss on settlement of debt of $98,622 during the nine months ended February 28, 2011 for the fair value of the additional common shares issuable pursuant to this amendment.

During the nine months ended February 28, 2011, the Company entered into certain Secured Promissory Notes with third parties for a total of $73,500.  The notes carry monthly interest rates ranging from 2.45%-10% compounding 30-360 days and are convertible to common stock at the rate of $0.066 per share.  The Company has evaluated the conversion feature of the notes and determined that there was a $50,288 beneficial conversion feature on certain notes as the fixed conversion price of $0.066 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  These notes were converted to common stock during the nine months ended February 28, 2011.

During the nine months ended February 28, 2011, the Company entered into a Secured Promissory note with a third party for a total of $11,500.  The note carries weekly interest rate of 10% compounding 7 days and is convertible to common stock at the rate of $0.066 per share.  The Company has evaluated the conversion feature of the notes and determined that there was a $9,410 beneficial conversion feature on the note as the fixed conversion price of $0.066 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  This note was converted to common stock during the nine months ended February 28, 2011.

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

During the nine months ended February 28, 2011, the Company converted $117,000 of Secured Promissory Notes into common stock at a $0.02 conversion price plus accrued interest of $37,041 resulting in the issuance of 7,704,560 common shares.  Additionally, the Company converted $85,000 of Secured Promissory Notes into common stock at a $0.066 conversion price plus accrued interest of $65,303 resulting in the issuance of 2,277,323 common shares.  Conversions were according to the terms of the convertible note agreements so no gain or loss was recorded at the time of conversion. (See Note 6).

	Principal Balance	Less Discount	Carrying Amount
Convertible notes payable – May 31, 2010	$117,000	$—	$117,000
Issuance of convertible notes	305,000	(274,697)	30,303
Amortization of debt discount and beneficial conversion feature	—	260,263	260,263
Conversion of notes payable	(202,000)	—	(202,000)
Convertible notes payable – February 28, 2011	$220,000	$(14,434)	$205,566

As of February 28, 2011 and May 31, 2010, the Company had accrued interest payable of $14,690 and $31,101, respectively.  Interest expense totaled $346,196 and $3,734 for the nine months ended February 28, 2011 and 2010, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On October 4, 2010, the Company completed a five-for-one forward stock split of the Company’s common stock and an increase in the number of authorized shares of common stock from 150,000,000 to 750,000,000.  The payment date for the stock split was October 15, 2010 to holders of record as of October 4, 2010.

The Company is authorized to issue up to 750,000,000 shares of its $0.001 common stock.  At February 28, 2011, there were 159,477,050 shares issued and outstanding.  At May 31, 2010, there were 96,871,385 shares issued and outstanding.

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

During the nine months ended February 28, 2011, the Company issued 7,800,000 shares of common stock which were payable as of May 31, 2010.

During the nine months ended February 28, 2011, the Company received $31,000 for subscription receivable and $5,000 of the subscription receivable was not collected and charged to expense.

During the nine months ended February 28, 2011, the Company issued 7,704,560 shares of common stock to convertible note holders reducing its principal obligation by $117,000 and accrued interest of $37,041.  All of these notes were converted at a fixed conversion price of $0.02.

During the nine months ended February 28, 2011, the Company issued 2,277,323 shares of common stock to convertible note holders reducing its principal obligation by $85,000 and accrued interest of $65,303.  All notes of these notes were converted at a fixed conversion price of $0.066.

During the nine months ended February 28, 2011, the Company entered into stock purchase agreements with various accredited investors for the sale of 6,253,941 shares of its common stock at a purchase price of $0.066 per share generating proceeds of $412,760.

During the nine months ended February 28, 2011, the Company entered into stock purchase agreements with various accredited investors for the sale of 1,500,000 shares of its common stock at a purchase price of $0.04 per share generating proceeds of $60,000.

During the nine months ended February 28, 2011, the Company issued 13,523,700 shares of common stock for services.  The shares were valued at $0.066 per share at the time of issuance which was the price of the most recent sale of the Company’s stock and accordingly the Company recorded $892,564 of stock based compensation.

During the nine months ended February 28, 2011, the Company entered into unit purchase agreements with Directors and Officers of the Company at $0.033 per unit.  Each unit consists of one common share and one warrant.  2,206,060 units were sold generating proceeds of $72,800.  The fair value of the common stock issued ranged from $0.11 to $0.14 per share depending on the varying dates of issuances.  The warrants were valued at $189,930 according to the Black-Scholes model and the fair value of the common stock was $226,903. Because the selling price of the unit (common shares and warrants) was determined to be below fair market value and the units were issued to board of directors, the Company recorded stock based compensation expense of $344,033 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants issued.

During the nine months ended February 28, 2011, the Company issued 1,874,245 shares of common stock for services.  The shares were valued at $0.11 per share at the time issuance which was the closing trading price of the Company’s common stock and accordingly the Company recorded $206,167 of stock based compensation.

During the nine months ended February 28, 2011, the Company issued 3,465,836 shares of common stock for services.  The shares were valued at the closing trading price of the Company’s common stock at the time of issuance and accordingly the Company recorded $538,333 of stock based compensation.

During September 2010, the Company entered in Amendment #1 to its Exclusive Worldwide Resellership Agreement with Edumedia Software Solutions Corporation (“Edumedia”).  Pursuant to the Amendment, the Company issued 4,500,000 shares of common stock to Edumedia.  Additionally, the Company made cash payments of $56,354 in second and third fiscal quarter of the current year.  These payments are reflected in the statement of operations as of and for the nine months ended February 28, 2011.

On January 24, 2011, the Company issued 10,000,000 shares to Edumedia pursuant to the asset purchase agreement.  See Note 7 for further discussion.

NOTE 7 – INTANGIBLE ASSET PURCHASE AGREEMENT

On January 24, 2011, The Company entered into an asset purchase agreement with Edumedia Software Solutions Corporation to acquire Edumedia’s assets used or held for the Company in connection with its E*Pad software platform in exchange for 10,000,000 shares of the Company’s common stock and $120,000 in cash payable in equal weekly installments of $2,500.
The Company acquired intangible intellectual property including all software related to E*Pad, all intellectual property rights, rights to the name “E*Pad”, and internet domain addresses related to E*Pad. The transaction was deemed to be an asset acquisition of research and development pursuant to the FASB standards.

The following table summarizes the entry recording the intangible assets acquired:

Intellectual property – software	$1,170,000
Common stock	(10,000)
Additional paid in capital	(1,040,000)
Note payable	(120,000)
$—

The useful lives of the acquired intangibles are 15 years.  Amortization expense totaled $6,500 and $0 for the nine months ended February 28, 2011 and 2010, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended February 28, 2011, the Company entered into unit purchase agreements with Directors and Officers of the Company at $0.033 per unit.  Each unit consists of one common share and one warrant.  2,206,060 units were sold generating proceeds of $72,800.  The fair value of the common stock issued ranged from $0.11 to $0.14 per share depending on the varying dates of issuances.  The warrants were valued at $189,930 according to the Black-Scholes model and the fair value of the common stock was $226,903. Because the selling price of the unit (common shares and warrants) was determined to be below fair market value and the units were issued to board of directors, the Company recorded stock based compensation expense of $344,033 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants issued.

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

During the nine months ended February 28, 2011, the Company’s Chief Executive Officer, John Daglis loaned the Company $4,285 and was repaid $17,964, of which $16,900 related to prior year borrowings.  The balance of $3,221 remains outstanding at February 28, 2011.  The outstanding balance is payable upon demand and does not bear interest.  Interest expense was not imputed as the amount was deemed to be immaterial.

NOTE 9 – COMMITMENTS

Consulting Agreement

In September 2010, the Company entered into two four-month consulting agreements with unrelated third parties to provide consulting services.  In exchange for the services provided, the Company issued two convertible promissory notes totaling $200,000 due March 15, 2011.  See Note 5 for further discussion on the convertible promissory notes.

NOTE 10 – SUBSEQUENT EVENTS

On March 4, 2011, the Company closed on a securities purchase agreement with an accredited investor raising $42,500 in net proceeds.  The Company issued a Convertible Promissory Note totaling $45,000 which is due November 28, 2011.  The note carries an annual interest rate of 8% and is convertible into common stock at a variable conversion rate.  The conversion feature is available 180 days after closing.  The variable conversion rate is 58% of the average of the three lowest closing bid prices of the Company’s common stock during the previous 10 trading days from the notice of conversion.

During March 2011, the Company entered into Secured Promissory notes with third parties for a total of $19,000.  The notes carry interest rates of 58% per annum and are convertible to common stock at the rate of $0.02 per share.

During March 2011, the Company entered into stock purchase agreements with various accredited investors for the sale of 780,000 shares of its common stock at a purchase price of $0.04 per share generating proceeds of $31,200.  These common shares are payable as of April 18, 2011.

During March and April 2011, the Company entered into stock purchase agreements with various accredited investors for the sale of 1,570,000 shares of its common stock at a purchase price of $0.02 per share generating proceeds of $31,400.  These common shares are payable as of April 18, 2011.

During March and April 2011, the Company agreed to issue 1,433,198 shares of common stock for services.  These common shares are payable as of April 18, 2011.

During March and April 2011, the Company repaid the outstanding balance of amounts due to its Chief Executive Officer.

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

In August 2010, we entered into an exclusive reseller agreement with Edumedia Software Solutions Corporation (“Edumedia”) for the sale of E*pad, an on-line managed software application that manages performance assessments for teachers to be deployed among their students.   Under the terms of the agreement, we have paid to Edumedia $104,300 as a research and development contribution, issued to Edumedia 940,000 shares of our common stock and agreed to pay to Edumedia 50% of the revenues we collect from the sale of their products.  The agreement has an initial term of 18 months.   During September 2010, the Company entered in Amendment #1 to its exclusive worldwide resellership agreement with Edumedia.  Pursuant to the Amendment, the Company issued an additional 4,500,000 shares of common stock to Edumedia.

On January 24, 2011, we entered into an asset purchase agreement with Edumedia to acquire Edumedia’s assets used or held for us in connection with its E*Pad software platform in exchange for 10,000,000 shares of our common stock and $120,000 in cash payable in equal weekly installments of $2,500.  We acquired intangible intellectual property including all software related to E*Pad, all intellectual property rights, rights to the name “E*Pad”, and internet domain addresses related to E*Pad.

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

Liquidity and Capital Resources

As of February 28, 2011, we had cash and cash equivalents of $11,379 and a working capital deficiency of $430,880.  As of February 28, 2011 our accumulated deficit was $6,394,216.  For the nine months ended February 28, 2011 our net loss was $3,977,798.

Our loss has been funded by proceeds from the sale of our common stock and convertible promissory notes.  During the nine months ended February 28, 2011, we raised $668,381 of net proceeds through financing activities and our cash position increased by $7,368.    During the nine months ended February 28, 2010, we raised $306,240 in net proceeds through financing activities.

We used net cash of $661,013 in operating activities for the nine months ended February 28, 2011 compared to $311,232 for the nine months ended February 28, 2010.  We did not use any money in investing activities for the nine months ended February 28, 2011.

During the nine months ended February 28, 2011 our monthly cash requirement was approximately $73,000 and we expect this to increase in coming months with the hiring of additional personnel.

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

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity and debt financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at February 28, 2011, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the Three Months Ended February 28, 2011 and February 28, 2010.

No Material Revenues

Since our inception on April 29, 2009 to February 28, 2011, we have not earned any material revenues.  As of February 28, 2011, we have an accumulated deficit of $6,394,216.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Operating expenses totaled $616,318 for the three months ended February 28, 2011compared to $405,910 for the three months ended February 28, 2010.  Since our inception on April 29, 2009 to February 28, 2011, we have incurred total operating expenses of $5,891,191.

Our selling, general and administrative expenses consist of non-cash stock based compensation charges, bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our selling, general and administrative expenses for the three months ended February 28, 2011 totaled $597,318 compared to $370,660 in the comparable period of the prior year.  Since our inception on April 29, 2009 until February 28, 2011, selling, general and administrative expenses have totaled $5,142,646.

Non-cash stock based compensation expense totaled $315,000 for the three month period ended February 28, 2011 and consists of shares of common stock issued for services   Non-cash stock based compensation expense totaled $256,209 for the three month period ended February 28, 2010 and consists of shares of common stock issued for services

We incurred $12,500 and $35,250 on research and development expenses for the three months ended February 28, 2011 and 2010, respectively.

Net Loss

We incurred a net loss of $755,141 and $407,377 for the three months ended February 28, 2011 and 2010, respectively.  From inception on April 29, 2009 to February 28, 2011, we have incurred a net loss of $6,394,216.

Results of Operations for the Nine Months Ended February 28, 2011 and February 28, 2010.

No Revenues

Since our inception on April 29, 2009 to February 28, 2011, we have not earned any material revenues.  As of February 28, 2011, we have an accumulated deficit of $6,394,216.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Operating expenses totaled $3,533,380 for the nine months ended February 28, 2011 compared to $606,641 for the nine months ended February 28, 2010.  Since our inception on April 29, 2009 to February 28, 2011, we have incurred total operating expenses of $5,891,191.

Our selling, general and administrative expenses consist of non-cash stock based compensation charges, bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our selling, general and administrative expenses for the nine months ended February 28, 2011 totaled $2,976,785 compared to $540,691 in the comparable period of the prior year.  Since our inception on April 29, 2009 until February 28, 2011, selling, general and administrative expenses have totaled $5,142,646.

Non-cash stock based compensation expense totaled $2,146,218 for the nine month period ended February 28, 2011 and consists of shares of common stock issued for services totaling $1,802,185 and units consisting of one common share and one warrant issued to Directors and Officers issued at a discount to market resulting in stock-based compensation charges of $344,033.

We incurred $550,095 and $65,950 on research and development expenses for the nine months ended February 28, 2011 and 2010, respectively.

Net Loss

We incurred a net loss of $3,977,798 and $608,528 for the nine months ended February 28, 2011 and 2010, respectively.  From inception on April 29, 2009 to February 28, 2011, we have incurred a net loss of $6,394,216.

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

Off-Balance Sheet Arrangements

As of February 28, 2011, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of February 28, 2011.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Unregistered Sales of Equity Securities.

On March 4, 2011, we closed on a securities purchase agreement with an accredited investor raising $42,500 in net proceeds.  We issued a Convertible Promissory Note totaling $45,000 which is due November 28, 2011.  The note carries an annual interest rate of 8% and is convertible into common stock at a variable conversion rate.  The conversion feature is available 180 days after closing.  The variable conversion rate is 58% of the average of the three lowest closing bid prices of our common stock during the previous 10 trading days from the notice of conversion.

During March 2011, we entered into Secured Promissory notes with third parties for a total of $19,000.  The notes carry interest rates of 58% per annum and are convertible to common stock at the rate of $0.02 per share.

From January 14 through April 18, 2011, we sold to accredited investors 325,151 of common stock at a purchase price of $0.066 per share generation proceeds of $21,460.

From January 14 through April 18, 2011, we sold to accredited investors 2,280,000 of common stock at a purchase price of $0.04 per share generation proceeds of $91,200.

From January 14 through April 18, 2011, we sold to accredited investors 1,570,000 of common stock at a purchase price of $0.02 per share generation proceeds of $31,400.

During March and April 2011, we agreed to issue 1,433,198 shares of common stock for services.

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

Axiologix Education Corporation

	By:	/s/ John P. Daglis
Date: April 19, 2011		John P. Daglis
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director