Form 10-K
period 2011-05-31
Axiologix Education Corp
filed 2011-10-14
CIK 1470177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED May 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

COMMISSION FILE NUMBER 333-161321

AXIOLOGIX EDUCATION CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	61-1585332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

197 State Route 18 South, Suite 3000, Office 71 East Brunswick, NJ	08816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 646-2005

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 13, 2011:  $646,438

Indicate by check mark whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes   ☒    No   ☐

As of October 13, 2011, 173,487,039  shares of the Registrant’s Common Stock were outstanding.

Axiologix Education Corporation

FORM 10-K

For the Fiscal Year Ended May 31, 2011

INDEX

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

General

We are a start-up company comprised of management and sales executives in education who have experience and a proven successful track record in sales performance over the past two decades.  Our main focus is on the new development, sales, and marketing of educational software titles serving schools with grade levels from Kindergarten through Higher Education.  We are concentrating on raising student achievement through research-based school designs, uniquely aligned assessment systems, interactive professional development, integrated use of technology, and other proven productivity applications in education.

As a part of our expansion plans, we have targeted and made informal commitments for the hire of several top producers in sales, marketing, and managed software implementation in education technology.  These top producers have committed to come on board and become part of our educational software dealership that offers niche productivity solutions in the education market.  In August 2010, we hired three of these individuals, however we could not afford to maintain their moderate base salaries for the duration of the Education business cycle which lasts 12 to 18 month before marketing activities become sales in the industry. We have restructured our marketing plan together with the overhead and professional expenses of the company with 50% in budget cuts across all of the expenses and we plan to hire additional individuals as our capital resources permit.

We are currently in the process of designing a project technology for the development of our own unique educational software title, We intend to have several potential exclusive reseller relationships with educational software companies for the re-sale of their on-line managed software applications that complement each other.  The strategic positioning of these products complementing each other, coupled with the proven track record of the aforementioned top-producing sales executives, is expected to propel our sales revenue.  This includes the sale of packaged on-line software licensing, consulting services, training and support, and other complimentary educational software tools.

In August 2010, we entered into an exclusive reseller agreement with Edumedia Software Solutions Corporation (“Edumedia”) for the sale of E*pad, an on-line managed software application that manages performance assessments for teachers to be deployed among their students. In January 2011, we entered into an Asset Purchase Agreement to acquire the E*pad software from Edumedia. Under the terms of the agreement, we agreed to pay Edumedia $120,000.00 and to issue to Edumedia 10,000,000 shares of Common Stock.    Our principal officer and a director, John P. Daglis, was formerly the Chief Executive Officer of Edumedia.

We are in discussion regarding formalizing our orally agreed resellership with Contour Data (for re-selling their Special Education Software), which is  described in the following Products below. Although this resellership has not been formalized with a written agreement yet, Contour Data has given us verbal authorization to begin representing their products and services in anticipation of us hiring the aforementioned “top producers” in sales, marketing, and managed software deployment.  We expect that terms will range from a 20% - 35% mark-up depending upon the amount of technical support, help desk services, and professional development we provide.

Since the passage of the “No Child Left Behind” legislation to the recent commitments to Education in the latest stimulus plans from  the federal government, the education industry has been facing a growing premium on intellectual capital, education reform, and a focus on assessment and accountability.  Within the $767 billion stimulus plan that was passed in February 2009, $105.9 billion of it is allocated specifically to education. These funds took over a year to trickle into the education system.  According to the U.S. Department of Education, there was a balance of over $38 billion still left to be disbursed as of June 2010.  $600 million of the stimulus plan is focused on technology applications and well-rounded assessment using technology.  This movement has spawned increasing demand for solutions that yield performance results, namely: accountability, improved records and operational efficiency, better information, improved learning, and better methodologies of teaching-- results that our software solutions deliver.

We were incorporated on April 29, 2009 under the laws of the state of Nevada.  We maintain our statutory registered agent's office at 4421 Edward Avenue, Las Vegas, Nevada 89108.  Our business office is located at 197 Route 18 South, Suite 3000, Office 71, East Brunswick, NJ 08816.  Our telephone number is 609-646-2005 and our fax number is 609-939-0717.  We pay rent of $1,088 per month.

Products

Under our Asset Purchase Agreement with Edumedia, we own 100% of E*pad:

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

We are in an orally agreed resellership with Contour Data regarding the following product:

The Student Tracker’s Special Education component

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

Distribution Strategy:

Given our current relationships and proximity to New Jersey and New York, we will initially distribute our products locally in New Jersey and expand to the surrounding states as well as Tennessee and Indiana during 2012.  In this initial Geographic area, New Jersey, New York and Pennsylvania are among the states that spend the most on education in the US.  We plan on following up these markets with the Mid Atlantic and Central states through 2012.  Our management believes that once a major market such as the Mid Atlantic States and Central States are penetrated, the model can be duplicated with Direct Marketing on a national level.  As such, a national and international marketing strategy is expected to be rolled-out toward year-end 2012.

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

Employees

We currently have two employees, one of which is in an administrative role, and our Chief Executive Officer and President.

Research and Development Expenditures

We have incurred $742,045 on research and development of performance assessments for on-line educational software exercises with participating pilot partner school districts since our inception.

Patents and Trademarks

There is a trademark registration pending for the use of the Owl Logo of the company with the name Axiologix Education under it. We do not own, either legally or beneficially, any other patents or trademarks.

Item 1A.       Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Description of Properties.

Offices

Our business office is located at 197 Route 18 South, Suite 3000, Office 71, East Brunswick, NJ 08816.   We pay rent of $1,088 per month.  Our offices include a 650 square foot shared receptionist area, a 400 square foot office and a 530 square foot shared conference room for $50 per day usage.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “AXLX.E” Our common stock was initially quoted on the OTC Bulletin Board on March 23, 2010.  Prior to July 15, 2010, no shares had been traded and there was no public market price for our shares

There were 267 holders of record of our common stock as of October 13, 2011.  The last sale price for our common stock as reported on October 13, 2011 was $0.006.

From March through October 2011, the Company entered into stock purchase agreements with accredited investors for the sale of 2,050,000 of its common stock at a purchase price of $0.01 per share generating proceeds of $20,500.

From March through October 2011, the Company entered into stock purchase agreements with accredited investors for the sale of 3,449,333 of its common stock at a purchase price of $0.02 per share generating proceeds of $67,220.

From March through October 2011, the Company entered into stock purchase agreements with accredited investors for the sale of 780,000 of its common stock at a purchase price of $0.04 per share generating proceeds of $31,200.

From March through October 2011, the Company issued 322,078 shares to Officers and Directors for compensation.  The shares were valued between $0.022 and $0.035 per share which was the price of the most recent sale of the Company’s stock at the time of issuance.

From March through October 2011, the Company issued 7,408,578 shares of common stock for services.

We did not pay dividends on our common stock for the fiscal year ended May 31, 2011 and have no plans to do so in the foreseeable future.

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

Liquidity and Capital Resources

As of May 31, 2011, we had cash and cash equivalents of $ - and a working capital deficiency of $606,058.  As of May 31, 2011 our accumulated deficit was $8,049,122.  For the year ended May 31, 2011 our net loss was $5,632,704.

Our loss has been funded by proceeds from the sale of our common stock and convertible promissory notes.  During the year ended May 31, 2011, we raised $860,855 of net proceeds through financing activities and our cash position decreased by $4,011.  During the year ended May 31, 2010, we raised $531,195 in net proceeds through financing activities.

We used net cash of $864,791 in operating activities for the year ended May 31, 2011 compared to $532,176 for the year ended May 31, 2010.  We did not use any money in investing activities for the year ended May 31, 2011.

 During the year ended May 31, 2011 our monthly cash requirement was approximately $72,000 and we expect this to increase in coming months with the hiring of additional personnel.

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

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity and debt financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at May 31, 2011, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the year ended May 31, 2011 and from inception to May 31, 2011.

No Material Revenues

Since our inception on April 29, 2009 to May 31, 2011, we have not earned any meaningful revenues.  As of May 31, 2011, we have an accumulated deficit of $8,049,122.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Operating expenses totaled $5,133,212 for the year ended May 31, 2011 compared to $2,184,035 for year ended May 31, 2010.  Since our inception on April 29, 2009 to May 31, 2011, we have incurred total operating expenses of $7,491,422.

Our selling, general and administrative expenses consist of non-cash stock based compensation charges, bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our selling, general and administrative expenses for the year ended May 31, 2011 totaled $3,413,517 compared to $2,050,585 in the comparable period of the prior year.  Since our inception on April 29, 2009 until May 31, 2011, selling, general and administrative expenses have totaled $5,579,377.

Non-cash stock based compensation expense totaled $2,178,101 for the year ended May 31, 2011 and consists of shares of common stock issued for services   Non-cash stock based compensation expense totaled $1,321,364 for the year ended May 31, 2010 and consists of shares of common stock issued for services

We incurred $550,095 and $133,450 on research and development expenses for the years ended May31, 2011 and 2010, respectively.

Net Loss

We incurred a net loss of $5,632,704 and $2,242,239 for the years ended May 31, 2011 and 2010, respectively.  From inception on April 29, 2009 to May 31, 2011, we have incurred a net loss of $8,049,122.

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

Recently Adopted and Recently Enacted Accounting Pronouncements

In December 2010, the FASB issued FASB ASU No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," which is now codified under FASB ASC Topic 350, "Intangibles - Goodwill and Other." This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units' goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to the Company's consolidated financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations," which is now codified under FASB ASC Topic 805, "Business Combinations." A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU is not expected to have a material effect on the Company's consolidated statement of financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. The Company does not expect that adopting this update will have a material impact on its consolidated financial statements.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2011, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

 Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2011.  The Company identified material weaknesses related to segregation of duties, lack of staff with GAAP experience, and lack of SEC reporting experience.  In July 2010, we engaged Cardiff Partners to assist in establishing effective internal controls.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal year ended May 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.          Directors and Executive Officers of Axiologix Education Corporation

Our executive officer and directors and their ages as of October 13, 2011 are as follows:

Director:

Name of Director	Age

John P. Daglis	46

Wassim M. Ramadan	41

Remigio Romito	57

Dr. Vytas B. Siliunas	56

Dr. Rick Schafer	58

Executive Officer:

Name of Officer	Age	Office

John P. Daglis	46	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer

Helen Vassallo	26	Secretary

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

Since 1992, Mr. Daglis was the original founder of Edumedia, a private educational software company.  Before Edumedia, Mr. Daglis started his career in technology in 1984 with Tandy Corporation as a Retail Marketing Representative and an Educational Marketing Specialist.  In his six year history with Tandy Corporation, he advanced in Executive Management of the company in charge of Computer Hardware, Software, Networking, and Services Sales to School Systems out of 26 locations totaling over $14 million per year.  As the founder and President of Edumedia, he established the company’s accreditation as a Microsoft Solutions Provider in Education, an IBM Business Partner, a Certified Education Partner with Compaq, a Microsoft Academic Authorized reseller, a Hewlett-Packard Authorized Dealer, and a Symantec Enterprise Developer.  Additional authorizations include Intel, 3Com, and Nortel Networks, among others.  Mr. Daglis led the company to a 43% average growth rate in sales per year from 1992 to 1999.  During these years his company also gained recognition as the first to offer MPEG technology to schools in the state of New Jersey (August 1993), and was featured by local newspapers in cover page articles such as “Taking elementary students to the 21 st  Century”, and  “Local entrepreneur’s company helps schools secure technology grants.”  Mr. Daglis attended Stockton State College, majoring in Information Systems and Sciences.

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

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the fiscal year ended May 31, 2011, no director expenses were incurred.

We do issue equity awards to our directors for services.   See Item 11 for further discussion on compensation to directors.

Significant Employees

There are no persons other than our officers and directors above who are expected by us to make a significant contribution to our business.

Item 11.        Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer by any person for all services rendered in all capacities to us for the fiscal years ended May 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Title of	Name and address	Amount of beneficial	Percent
Class	of beneficial owner	Ownership	of class (1)
Common Stock	John P. Daglis	24,043,595	13.86%
	Chief Executive Office
	197 Route 18 South, Ste 3000, Office 71
	East Brunswick, NJ 08816

Common Stock	Wassim M. Ramadan (2)	20,275,615	11.69%
	Director
	197 Route 18 South, Ste 3000, Office 71
	East Brunswick, NJ 08816
		.
Common Stock	Remigio Romito	1,297,320	0.75%
	Director
	197 Route 18 South, Ste 3000, Office 71
	East Brunswick, NJ 08816

Common Stock	Dr. Vytas B. Siliunas	10,029,075	5.78%
	Director
	197 Route 18 South, Ste 3000, Office 71
	East Brunswick, NJ 08816

Common Stock	Dr. Rick Schafer	9,751,739	5.62%
	Director
	197 Route 18 South, Ste 3000, Office 71
	East Brunswick, NJ 08816

Common Stock	Helen Vassallo	350,000	Less than 1%
	Corporate Secretary
	197 Route 18 South, Ste 3000, Office 71
	East Brunswick, NJ 08816

Common Stock	All Officers and Directors as a group	65,757,344 shares	37.90 (1)

(1)	Shares issued for services provided to Axiologix

(2)	Represents units consisting of one common share and one warrant which were sold to Directors at a discount to market.

Outstanding Equity Awards at Fiscal Year-End

As of October 13, 2011, there were no outstanding equity awards held by any named executive officer.

Employment Agreements

As of October 13, 2011, we were not a party to any employment agreement with any named executive officer.

Compensation Committee Interlocks and Insider Participation

Due to the limited number of directors constituting our Board of Directors, the full Board of Directors considers and participates in the compensation of our executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 13, 2011:

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our executive officers and directors; and

•	by all of our executive officers and directors as a group.

Title of	Name and address	Amount of beneficial	Percent
Class	of beneficial owner	Ownership	of class (1)
Common Stock	John P. Daglis	24,043,595	13.86%
	Chief Executive Office
	197 Route 18 South, Ste 3000, Office 71
	East Brunswick, NJ 08816

Common Stock	Wassim M. Ramadan (2)	20,275,615	11.69%
	Director
	197 Route 18 South, Ste 3000, Office 71
	East Brunswick, NJ 08816
		.
Common Stock	Remigio Romito	1,297,320	0.75%
	Director
	197 Route 18 South, Ste 3000, Office 71
	East Brunswick, NJ 08816

Common Stock	Dr. Vytas B. Siliunas	10,029,075	5.78%
	Director
	197 Route 18 South, Ste 3000, Office 71
	East Brunswick, NJ 08816

Common Stock	Dr. Rick Schafer	9,751,739	5.62%
	Director
	197 Route 18 South, Ste 3000, Office 71
	East Brunswick, NJ 08816

Common Stock	Helen Vassallo	350,000	Less than 1%
	Corporate Secretary
	197 Route 18 South, Ste 3000, Office 71
	East Brunswick, NJ 08816

Common Stock	CEDE & CO	21,724,616	12.52%
	PO Box 20 Bowling Green Station
	New York, NY 10004
Common Stock	All Officers and Directors as a group	65,757,344 shares	37.90 (1)

(1)	The percent of class is based on 173,487,034 shares of common stock issued and outstanding as of as of October 13, 2011.

(2)	Includes 7,599,860 shares owned in his own name, and 12,675,755 owned with his wife, Sawsan K. Ramadan.

Item 13.       Certain Relationships and Related Transactions.

During the year ended May 31, 2011, the Company entered into unit purchase agreements with Directors and Officers of the Company at $0.033 per unit.  Each unit consists of one common share and one warrant.  2,206,060 units were sold generating proceeds of $72,800.  The fair value of the common stock issued ranged from $0.11 to $0.14 per share depending on the varying dates of issuances.  The warrants were valued at $189,930 according to the Black-Scholes model and the fair value of the common stock was $226,903. Because the selling price of the unit (common shares and warrants) was determined to be below fair market value and the units were issued to board of directors, the Company recorded stock based compensation expense of $344,033 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants issued.

During the year ended May 31, 2011, the Company’s Chief Executive Officer, John Daglis loaned the Company $9,714 and was repaid $26,614, of which $16,900 related to prior year borrowings.  There is no balance outstanding at May31, 2011.   Interest expense was not imputed as the amount was deemed to be immaterial.

During the year ended May 31, 2011, the Company entered into Secured Promissory Notes with Wassim Ramadan, a Director, for a total of $19,000.  The notes carry interest rates of 58% per annum and are convertible to common stock at the rate of $0.04 per share.  The Company has evaluated the conversion feature of the notes and determined that there was a $7,500 beneficial conversion feature on certain notes as the fixed conversion price of $0.04 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  These notes  remain outstanding at May 31, 2011.

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

Item 15.        Principal Accountant Fees and Services

On June 30, 2009, our Board of Directors approved the engagement of M&K CPAs, PLLC (“M&K”) to serve as our principal independent public accountant to audit our financial statements.  Audit fees billed by our principal independent public accountants for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-K for the last two fiscal years are presented below.  Audit-related fees, tax fees, and other fees for services billed by our principal independent public accountant during each of the last two fiscal years are also presented in the following table:

	Years Ended May 31,
	2011	2010
M&K CPAz, PLLC
Audit Fees	$ 29,188	$ 7,000
Audit-realted fees (a)	-	-
Tax fees (b)	-	-
Registration Statement Fees	-	14,650
All Other Fees	-	-

(a)	Audit-related fees primarily include research services to validate certain accounting policies.

(b)	Tax fees include costs for the preparation of our corporate income tax return.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended May 31, 2011, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2011	AXIOLOGIX EDUCATION CORPORATION
(Registrant)

By:	/s/ John P. Daglis
President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Daglis	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	October 13, 2011
John P. Daglis

/s/ Dr. Wassim M. Ramadan	Director	October 13, 2011
Dr. Wassim M. Ramadan

/s/ Remigio Romito	Director	October 13, 2011
Remigio Romito

/s/ Dr. Rick Schafer	Director	October 13, 2011
Dr. Rick Schafer

/s/ Dr. Vytas B. Siliunas	Director	October 13, 2011
Dr. Vytas B. Siliunas

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s fiscal year ended May 31, 2011, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2009 annual meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

ANNUAL REPORT ON FORM 10-K

ITEM 7

FINANCIAL STATEMENTS

FISCAL YEARS ENDED MAY 31, 2011 and 2010

AXIOLOGIX EDUCATION CORPORATION

EAST BRUNSWICK, NJ

AXIOLOGIX EDUCATION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Axiologix Education Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Axiologix Education Corporation (a development stage company) as of May 31, 2011 and 2010, and  the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period from inception (April 9, 2009) through May 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axiologix Education Corporation as of May 31, 2011 and 2010, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a loss from operations for the year ended May 31, 2011 and a working capital deficit at May 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 13, 2011

Axiologix Education Corporation

(A Development Stage Company)

Condensed Balance Sheets

ASSETS

	May 31, 2011	May 31, 2010

Current Assets
Cash	$-	$4,011
Accounts receivable	400	-
Prepaid expense and other current assets	1,698	-
Total Current Assets	2,098	4,011

Other intangibles, net	-	-

Total Assets	$2,098	$4,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$137,630	$78,912
Accrued interest	31,980	31,101
Notes payable	112,500	-
Convertible notes payable, net of debt discount of $61,563 and $0, respectively	248,437	117,000
Derivative liability	77,609	-
Due to related party	-	16,900
Total Liabilities	608,156	243,913

Stockholders' Deficit

Common stock, $0.001 par value; 750,000,000 shares authorized,
172,000,373 and 96,871,385 shares issued and outstanding, as of May 31, 2011 and May 31, 2010, respectively	172,000	96,871
Common stock payable, 7,800,000 shares issueable, as of May 31, 2010	-	156,000
Common stock subscription receivable	-	(36,000)
Additional paid-in capital	7,271,064	1,959,645
Accumulated deficit during the development stage	(8,049,122)	(2,416,418)
Total Stockholders' Deficit	(606,058)	(239,902)
Total Liabilities and Stockholders' Deficit	$2,098	$4,011

See notes to financial statements

Axiologix Education Corporation

(A Development Stage Company)

Condensed Statements of Operations

			For the Period From
	For the Years Ended		April 29, 2009 (Inception)
	May 31, 2011	May 31, 2010	to May 31, 2011

Revenue	$ 400	$ -	$ 400

Cost of Revenue	-	-	-

Gross Profit	400	-	400

Operating expenses
Selling, general and administrative	3,413,517	2,050,585	5,579,377
Depreciation and amortization	26,000	-	26,000
Research and development	550,095	133,450	742,045
Total operating expenses	3,989,612	2,184,035	6,347,422

Loss from operations	(3,989,212)	(2,184,035)	(6,347,022)

Other (income) expense
Interest income	-	(1,847)	(2,100)
Interest expense	397,491	60,051	458,198
Change in fair market value of derivatives	3,379	-	3,379
Impairment of intangible asset	1,144,000	-	1,144,000
Loss on settlement of debt	98,622	-	98,622

Loss before provision for income taxes	$ (5,632,704)	$ (2,242,239)	$ (8,049,121)

Provision for income taxes	-	-	-

Net loss	$ (5,632,704)	$ (2,242,239)	$ (8,049,121)

Net loss per share - basic and diluted	$ (0.05)	$ (0.26)

Weighted average number of shares outstanding
- basic and diluted	116,554,229	8,590,839

See notes to financial statements

Axiologix Education Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

			For the Period From
	For the Years Ended		April 29, 2009 (Inception)
	May 31, 2011	May 31, 2010	to May 31, 2011

Revenue	$ 400	$ -	$ 400

Cost of Revenue	-	-	-

Gross Profit	400	-	400

Operating expenses
Selling, general and administrative	3,413,517	2,050,585	5,579,377
Depreciation and amortization	26,000	-	26,000
Research and development	550,095	133,450	742,045
Total operating expenses	3,989,612	2,184,035	6,347,422

Loss from operations	(3,989,212)	(2,184,035)	(6,347,022)

Other (income) expense
Interest income	-	(1,847)	(2,100)
Interest expense	397,491	60,051	458,198
Change in fair market value of derivatives	3,379	-	3,379
Impairment of intangible asset	1,144,000	-	1,144,000
Loss on settlement of debt	98,622	-	98,622

Loss before provision for income taxes	$ (5,632,704)	$ (2,242,239)	$ (8,049,121)

Provision for income taxes	-	-	-

Net loss	$ (5,632,704)	$ (2,242,239)	$ (8,049,121)

Net loss per share - basic and diluted	$ (0.05)	$ (0.26)

Weighted average number of shares outstanding
- basic and diluted	116,554,229	8,590,839

See notes to financial statements

Axiologix Education Corporation

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficit

							Deficit
	Common stock		Common stock payable			Additional	accumulated during	Total
					Subscription	Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	stage	Deficit

Balance April 29, 2009 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Common stock issued to founders ($0.02/Sh)	43,700,000	43,700	-	-	-	(43,700)	-	-

Common stock issued for cash ($0.02/Sh)	6,395,000	6,395	-	-	-	121,505	-	127,900

Common stock issued for services ($0.02/Sh)	18,000	18	-	-	-	342	-	360

Stock based compensation to founders	-	-	-	-	-	8,740	-	8,740

Net loss for the period April 29, 2009 (Inception ) to May 31, 2009	-	-	-	-	-	-	(174,179)	(174,179)

Balance May 31, 2009	50,113,000	50,113	-	-	-	86,887	(174,179)	(37,179)

Shares rescinded	(43,263,000)	(43,263)	-	-	-	43,263	-	-

Common stock issued for cash and subscription receivable ($0.02/Sh)	18,720,000	18,720	-	-	(30,000)	355,673	-	344,393

Common stock issued for executive compensation ($0.02/Sh)	35,990,980	35,991	-	-	-	683,829	-	719,820

Common stock issued for services ($0.02/Sh)	13,817,190	13,817	-	-	-	262,527	-	276,344

Common stock payable for services ($0.02/Sh)	-	-	7,500,000	150,000	-	-	-	150,000

Common stock payable for conversion of note payable and accrued interest ($0.02/Sh)	-	-	300,000	6,000	-	-	-	6,000

Common stock issued for cash ($0.066/Sh)	166,670	166	-	-	(6,000)	10,834	-	5,000

Units consisting of common stock and warrants issued for cash ($0.01/unit)	12,000,000	12,000	-	-	-	416,702	-	428,702

Common stock issued for services ($0.066/Sh)	250,000	250	-	-	-	16,250	-	16,500

Common stock issued pursuant to resellership agreement ($0.02/Sh and $0.066/Sh)	4,700,000	4,700	-	-	-	106,550	-	111,250

Common stock issued for services related to equity offering	454,545	455	-	-	-	(455)	-	-

Common stock issued for notes payable and accrued interest converted to stock	5,395,485	5,395	-	-	-	102,511	-	107,906

Common stock redeemed and cancelled	(1,473,485)	(1,473)	-	-	-	(96,427)	-	(97,900)

Equity offering costs	-	-	-	-	-	(28,498)	-	(28,498)

Net loss for the year ended May 31, 2010	-	-	-	-	-	-	(2,242,239)	(2,242,239)

Balance, May 31, 2010	96,871,385	$ 96,871	7,800,000	$ 156,000	$ (36,000)	$ 1,959,645	$ (2,416,418)	$ (239,902)

Cash received for subscription receivable	-	-	-	-	31,000	-	-	31,000

Uncollectible subscription receivable	-	-	-	-	5,000	-	-	5,000

Common stock issued for common stock payable	7,800,000	7,800	(7,800,000)	(156,000)	-	148,200	-	-

Common stock issued for conversion of note payable and accrued interest ($0.02/Sh)	7,704,560	7,705	-	-	-	146,336	-	154,041

Common stock issued for conversion of note payable and accrued interest ($0.066/Sh)	2,277,323	2,277	-	-	-	148,026	-	150,303

Common stock issued for cash ($0.066/Sh)	6,253,941	6,254	-	-	-	406,506	-	412,760

Common stock issued for cash ($0.04/Sh)	2,280,000	2,280	-	-	-	88,920	-	91,200

Common stock issued for cash ($0.02/Sh)	3,096,000	3,096	-	-	-	58,824	-	61,920

Common stock issued for cash ($0.01/Sh)	2,050,000	2,050	-	-	-	18,450	-	20,500

Common stock issued for services ($0.066/Sh)	13,523,700	13,524	-	-	-	879,040	-	892,564

Units consisting of common stock and warrants issued for cash ($0.033/unit)	2,206,060	2,206	-	-	-	414,627	-	416,833

Common stock issued for services ($0.11/Sh)	1,874,245	1,874	-	-	-	204,293	-	206,167

Common stock issued for services	10,063,159	10,063	-	-	-	725,274	-	735,337

Common stock issued pursuant to resellership agreement ($0.11/Sh)	6,000,000	6,000	-	-	-	654,000	-	660,000

Common stock issued pursuant to asset purchase agreement ($0.105/Sh)	10,000,000	10,000	-	-	-	1,040,000	-	1,050,000

Loss on settlement of debt	-	-	-	-	-	98,622	-	98,622

Beneficial conversion feature of convertible note payable	-	-	-	-	-	286,197	-	286,197

Settlement of derivative liability	-	-	-	-	-	(5,896)	-	(5,896)

Net loss for the year ended May 31, 2011	-	-	-	-	-	-	(5,632,704)	(5,632,704)

Balance, May 31, 2011	172,000,373	$ 172,000	-	$ -	$ -	7,271,064	$ (8,049,122)	$ (606,058)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Forward stock split

On October 4, 2010, the Company completed a one-for-five forward stock split of the Company’s common stock and an increase in the number of authorized shares of common stock from 150,000,000 to 750,000,000.  The share and per-share information disclosed within this Form 10-Q reflects the completion of this stock split and all historical periods have been retroactively restated.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at May 31, 2011 and 2010, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At May 31, 2011 and May 31, 2010, respectively, the balance did not exceed the federally insured limit.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Also see Note 3 regarding going concern matters.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of the common stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The Company uses a lattice model for valuation of the derivative.  When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

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

Since the Company reflected a net loss for the year ended May 31, 2011 and 2010, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The company issued 2,206,060 units in the year ended May 31, 2011.  Each unit consists of one common share and one warrant. The warrants have a strike price of $0.033 per share, vest immediately, and have a one year term. The fair value of the warrants was determined to be $189,930 using the Black-Scholes model. Key inputs used in the Black-Scholes valuation model were a strike price of $0.033, term of one year, volatility of 134% to 209%, and a discount rate of 0.25% to 0.32%.  No warrants were issued in 2010.  No warrants have been exercised as of May 31, 2011.

Net loss per share - basic and diluted	$ (0.05)	$ (0.26)

Weighted average number of shares outstanding - basic and diluted	116,554,229	8,590,839

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been anti-dilutive:

	For the Year Ended
	May 31,
	2011	2010

Convertible notes payable	9,243,105	7,405,050

Outstanding warrants to purchase common stock	14,206,060	12,000,000

Total	23,449,165	19,405,050

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $4,291,103 as of May 31, 2011 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $4,291,103 expire in various years through 2029.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.  There were no uncertain tax positions taken by the Company.

Deferred tax asset and the valuation account is as follows:

	May 31,
	2011	2010

Deferred tax asset:
NOL Carryforward	$1,458,051	283,486
Valuation allowances	(1,458,051)	(283,486)
Total	$-	-

The components of income tax epense are as follows:

Current Federal Tax	$-	-
Current State Tax	-	-
Change in NOL benefit	1,174,565	227,353
Change in valuation allowance	(1,174,565)	(227,353)
	$-	-

Recent Accounting Pronouncements

In December 2010, the FASB issued FASB ASU No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," which is now codified under FASB ASC Topic 350, "Intangibles - Goodwill and Other." This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units' goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to the Company's consolidated financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations," which is now codified under FASB ASC Topic 805, "Business Combinations." A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU is not expected to have a material effect on the Company's consolidated statement of financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. The Company does not expect that adopting this update will have a material impact on its consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $5,632,704 and net cash used in operations of $859,791 for the year ended May 31, 2011.  The Company had a working capital deficit of $606,058 and a stockholders’ deficit of $8,049,122 at May 31, 2011.

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

The Following liability was valued at fair value as of May 31, 2011. No other items were valued at fair value on a recurring basis as of May 31, 2011 or 2010.

	Carrying	Fair Value Measurments Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities	$ 77,609	$ -	$ -	$ 77,609	$ 77,609
Totals		$ -	$ -	$ 77,609	$ 77,609

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On April 9, 2009, the Company entered into a Secured Promissory Note with an individual for a loan of $20,000.  The note carries an annual interest rate of 20%, and was due on August 12, 2010.  On August 16, 2010, the Company entered into an amendment of the Note whereby the fixed conversion price was reduced from $0.066 to $0.02 per share.   The note holder converted this debt and accrued interest for common shares at $0.02 per share after the amendment.  The company recorded a loss on settlement of debt of $98,622 during the year ended May 31, 2011 for the fair value of the additional common shares issuable pursuant to this amendment.

During the year ended May 31, 2011, the Company entered into certain Secured Promissory Notes with third parties for a total of $73,500.  The notes carry monthly interest rates ranging from 5%-10% compounding 30-360 days and are convertible to common stock at the rate of $0.066 per share.  The Company has evaluated the conversion feature of the notes and determined that there was a $50,288 beneficial conversion feature on certain notes as the fixed conversion price of $0.066 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  These notes were converted to common stock during the nine months ended May 31, 2011.

During the year ended May 31, 2011, the Company entered into certain Secured Promissory Notes with third parties for a total of $47,000.  The notes carry monthly interest rates of 58% per annum and are convertible to common stock at the rate of $0.04 per share.  The Company has evaluated the conversion feature of the notes and determined that there was a $26,500 beneficial conversion feature on certain notes as the fixed conversion price of $0.04 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  The majority of these notes remain outstanding at May 31, 2011.

During the year ended May 31, 2011, the Company entered into Secured Promissory Notes with related parties for a total of $19,000.  The notes carry interest rates of 58% per annum and are convertible to common stock at the rate of $0.04 per share.  The Company has evaluated the conversion feature of the notes and determined  there was no beneficial conversion feature on certain notes as the fixed conversion price of $0.04 was greater than the fair value of the common stock at the time of issuance. .   These notes remain outstanding at May 31, 2011.

During the year ended May 31, 2011, the Company entered into a Secured Promissory note with a third party for a total of $11,500.  The note carries weekly interest rate of 10% compounding 7 days and is convertible to common stock at the rate of $0.066 per share.  The Company has evaluated the conversion feature of the notes and determined that there was a $9,410 beneficial conversion feature on the note as the fixed conversion price of $0.066 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  This note was converted to common stock during the nine months ended May 31, 2011.

During the year ended May 31, 2011, the Company entered into a Secured Promissory note with a third party for a total of $45,000.  The note carries an annual interest rate of 8% and is convertible into common stock at a variable conversion rate.  The conversion feature is available 180 days after closing.  The variable conversion rate is 58% of the average of the three lowest closing bid prices of the Company’s common stock during the previous 10 trading days from the notice of conversion. Based on the variable conversion price, this note was determined to have an embedded derivative liability. (See note 10). This note remains outstanding at May 31, 2011.

During the year ended May 31, 2011, the Company entered into a Secured Promissory note with a third party for a total of $25,000.  The note carries an interest rate of 20% per annum and is convertible to common stock at the lessor of $.02 or 70% of the average closing price of the previous 20 trading days.  Based on the variable conversion price, this note was determined to have an embedded derivative liability. (See note 10). This note remains outstanding at May 31, 2011.

On September 7, 2010, the Company entered into Convertible Promissory Notes pursuant to two consulting agreements with third parties.  The notes carry an annual interest rate of 15% and are convertible into common stock at a variable conversion rate.  The variable conversion rate is 50% of the lowest closing price for the Company’s common stock during the previous 20 trading days from the notice of conversion.  The note holders agreed that they will not submit conversion notices or enforce conversion rights requiring the Company to issue a number of common shares which exceeds the unissued authorized common shares of the Company.  The Company has evaluated the conversion feature of the notes and determined that there was a $200,000 beneficial conversion feature on these notes as the conversion price was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.   The Convertible Promissory Notes have a maturity date of March 15, 2011 and remain outstanding at May 31, 2011.  As of May 31, 2011, these notes are considered to be in default.

During the year ended May 31, 2011, the Company converted $117,000 of Secured Promissory Notes into common stock at a $0.02 conversion price plus accrued interest of $37,041 resulting in the issuance of 7,704,560 common shares.  Additionally, the Company converted $85,000 of Secured Promissory Notes into common stock at a $0.066 conversion price plus accrued interest of $65,303 resulting in the issuance of 2,277,323 common shares.  Conversions were according to the terms of the convertible note agreements so no gain or loss was recorded at the time of conversion. (See Note 6).

	Principal Balance	Less Discount	Carrying Amount
Convertible notes payable - May 31, 2010	$117,000	$-	$117,000
Issuance of convertible notes	402,00	(286,736)	115,264
Authorization of debt discount and beneficial conversion feature	-	225,173	225,173
Conversion of notes payable	(209,000)	-	(209,000)
Conversion of notes payable - May 31, 2011	$310,000	$(61,563)	$248,437

As of May 31, 2011 and May 31, 2010, the Company had accrued interest payable of $31,980 and $31,101, respectively.  Interest expense totaled $397,491 and $60,051 for the years ended May 31, 2011 and 2010, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On October 4, 2010, the Company completed a one-for-five forward stock split of the Company’s common stock and an increase in the number of authorized shares of common stock from 150,000,000 to 750,000,000.  The payment date for the stock split was October 15, 2010 to holders of record as of October 4, 2010.

The Company is authorized to issue up to 750,000,000 shares of its $0.001 common stock.  At May 31, 2011, there were 172,000,373 shares issued and outstanding.  At May 31, 2010, there were 96,871,385 shares issued and outstanding.

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

During the year ended May 31, 2011, the Company issued 7,800,000 shares of common stock which were payable as of May 31, 2010.

During the year ended May 31, 2011, the Company received $26,000 for subscription receivable and $10,000 of the subscription receivable was not collected and charged to expense.

During the year ended May 31, 2011, the Company issued 7,704,560 shares of common stock to convertible note holders reducing its principal obligation by $117,000 and accrued interest of $37,041.  All of these notes were converted at a fixed conversion price of $0.02.

During the year ended May 31, 2011, the Company issued 2,277,323 shares of common stock to convertible note holders reducing its principal obligation by $85,000 and accrued interest of $65,303.  All notes of these notes were converted at a fixed conversion price of $0.066.

During the year ended May 31, 2011, the Company entered into stock purchase agreements with various accredited investors for the sale of 6,253,941 shares of its common stock at a purchase price of $0.066 per share generating proceeds of $412,760.

During the year ended May 31, 2011, the Company entered into stock purchase agreements with various accredited investors for the sale of 2,280,000 shares of its common stock at a purchase price of $0.04 per share generating proceeds of $91,200.

During the year ended May 31, 2011, the Company entered into stock purchase agreements with various accredited investors for the sale of 3,096,000 shares of its common stock at a purchase price of $0.02 per share generating proceeds of $61,920.

During the year ended May 31, 2011, the Company entered into stock purchase agreements with various accredited investors for the sale of 2,050,000 shares of its common stock at a purchase price of $0.01 per share generating proceeds of $20,500.

During the year ended May 31, 2011, the Company issued 13,523,700 shares of common stock for services.  The shares were valued at $0.066 per share at the time of issuance which was the price of the most recent sale of the Company’s stock and accordingly the Company recorded $892,564 of stock based compensation.

During the year ended May 31, 2011, the Company entered into unit purchase agreements with Directors and Officers of the Company at $0.033 per unit.  Each unit consists of one common share and one warrant.  2,206,060 units were sold generating proceeds of $72,800.  The fair value of the common stock issued ranged from $0.11 to $0.14 per share depending on the varying dates of issuances.  The warrants were valued at $189,930 according to the Black-Scholes model and the fair value of the common stock was $226,903. Because the selling price of the unit (common shares and warrants) was determined to be below fair market value and the units were issued to board of directors, the Company recorded stock based compensation expense of $344,033 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants issued.

During the year ended May 31, 2011, the Company issued 1,874,245 shares of common stock for services.  The shares were valued at $0.11 per share at the time issuance which was the closing trading price of the Company’s common stock and accordingly the Company recorded $206,167 of stock based compensation.

During the year ended May 31, 2011, the Company issued 10,063,159 shares of common stock for services.  The shares were valued at the closing trading price of the Company’s common stock at the time of issuance and accordingly the Company recorded $735,337 of stock based compensation.

During September 2010, the Company entered in Amendment #1 to its Exclusive Worldwide Resellership Agreement with Edumedia Software Solutions Corporation (“Edumedia”).  Pursuant to the Amendment, the Company issued 6,000,000 shares of common stock to Edumedia. The shares issued were valued on the grant dates based on the closing price of the shares.  This resulted in an expense of $660,000 related to this issuance.  Additionally, the Company made cash payments of $56,354 in second and third fiscal quarter of the current year.  These payments are reflected in the statement of operations as of and for the year ended May 31, 2011.

On January 24, 2011, the Company issued 10,000,000 shares to Edumedia pursuant to the asset purchase agreement. These shares were valued at $1,050,000 on the grant date based on the closing price of the shares. See Note 7 for further discussion.

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
$—

The useful lives of the acquired intangibles are 15 years.  Amortization expense totaled $26,000 and $0 for the years ended May 31, 2011 and 2010, respectively.

As of May 31, 2011, the company determined the intangible assets acquired were fully impaired.  Accordingly, the company recorded a loss on impairment of intangible assets totaling $1,044,000 during the year ended May 31, 2011 which is reflected on the Statement of Operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended May 31, 2011, the Company entered into unit purchase agreements with Directors and Officers of the Company at $0.033 per unit.  Each unit consists of one common share and one warrant.  2,206,060 units were sold generating proceeds of $72,800.  The fair value of the common stock issued ranged from $0.11 to $0.14 per share depending on the varying dates of issuances.  The warrants were valued at $189,930 according to the Black-Scholes model and the fair value of the common stock was $226,903. Because the selling price of the unit (common shares and warrants) was determined to be below fair market value and the units were issued to board of directors, the Company recorded stock based compensation expense of $344,033 for the incremental difference between the sales price of the unit and the fair market value of common stock and warrants issued.

During the year ended May 31, 2011, the Company’s Chief Executive Officer, John Daglis loaned the Company $9,714 and was repaid $26,614, of which $16,900 related to prior year borrowings.  There is no balance outstanding at May31, 2011.   Interest expense was not imputed as the amount was deemed to be immaterial.

During the year ended May 31, 2011, the Chief Executive Officer, John Daglis loaned the Company $9,714.  The balance was repaid during the year ended May 31, 2011.

During the year ended May 31, 2011, the Company paid $26,614 to the Chief Executive Officer, John Daglis, for an outstanding loan.

During the year ended May 31, 2011, the Company entered into Secured Promissory Notes with Wassim Ramadan, a Director, for a total of $19,000.  The notes carry interest rates of 58% per annum and are convertible to common stock at the rate of $0.04 per share.   These notes  remain outstanding at May 31, 2011.

NOTE 9 – COMMITMENTS

Consulting Agreement

In September 2010, the Company entered into two four-month consulting agreements with unrelated third parties to provide consulting services.  In exchange for the services provided, the Company issued two convertible promissory notes totaling $200,000 due March 15, 2011.  See Note 5 for further discussion on the convertible promissory notes.

NOTE 10 – DERIVATIVE LIABILITY

The Company evaluated the conversion feature embedded in the convertible notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.  Due to the note not meeting the definition of a conventional debt instrument because it contained a diluted issuance provision, the convertible notes were accounted for in accordance with ASC 815.  According to ASC 815, the derivatives associated with the convertible notes were recognized as a discount to the debt instrument, and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional interest expense at issuance date.  The company also evaluated all common stock equivalents to determine if these instruments were tainted due to the embedded derivative.

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the statement of operations.  As of May 31, 2011, the fair value of the embedded derivatives included on the accompanying balance sheet was $77,609  During the year ended May 31, 2011, the Company recognized a loss on change in fair value of derivative liability totaling $3,379.  Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at May 31, 2011 were as follows:

•	The stock price would fluctuate with an annual volatility ranging from 281% to 326% based on the historical volatility for the company.
•	An event of default would occur 1% of the time, increasing 1.00% per month to a maximum of 10%.

•	Alternative financing for the convertible notes would be initially available to redeem the note 10% of the time and increase monthly by 0.2% to a maximum of 20%.

•	The holder would automatically convert the notes at maturity if the registration was effective and the company was not in default.

The Company classifies the fair value of these securities under level three of the fair value hierarchy of financial instruments. The fair value of the derivative liability was calculated using a lattice model that values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The embedded derivatives that were analyzed and incorporated into the model included the conversion feature with the full ratchet reset, and the redemption options.

The components of the derivative liability on the Company’s balance sheet at May 31, 2011 and 2010 are as follows:

	For the years ended May 31,
	2011	2010
Embedded conversion features - convertible promissory notes (principal balance $70,000)	72,831	-
Tainted instruments - convertible promissory notes (principal balance $40,000)	4,778	-
	77,609	-

NOTE 11 – SUBSEQUENT EVENTS

On June 2, 2011, the Company entered into a subscription agreement for 1,133,333 shares of common stock in exchange for past due trade payables of $17,000.

On June 7, 2011, the Company entered into stock purchase agreements with an accredited investor for the sale of 353,333 shares of its common stock at a purchase price of $0.015 per share generating proceeds of $5,300.

On June 13, 2011, the Company closed on a securities purchase agreement with an accredited investor raising $30,000 in net proceeds.  The Company issued a Convertible Promissory Note totaling $32,500 which is due December 10, 2011.  The note carries an annual interest rate of 8% and is convertible into common stock at a variable conversion rate.  The conversion feature is available 180 days after closing.  The variable conversion rate is 58% of the average of the three lowest closing bid prices of the Company’s common stock during the previous 10 trading days from the notice of conversion.

During June 2011, the Company entered into Secured Promissory notes with third parties totaling $16,000.  The notes carry interest rates of 20% per annum and are convertible to common stock at the lessor of $.007 or 70% of the average closing price of the previous 20 trading days.

During June 2011, the Company entered into Secured Promissory notes with third parties totaling $11,857.  The notes carry interest rates of 20% per annum and are convertible to common stock at the lessor of $.01 or 70% of the average closing price of the previous 20 trading days.

During July 2011, the Company entered into Secured Promissory notes with third parties totaling $23,241.  The notes carry interest rates of 20% per annum and are convertible to common stock at the lessor of $.007 or 70% of the average closing price of the previous 20 trading days.

During August 2011, the Company entered into a Secured Promissory notes with a third party totaling $25,000.  The note carries an interest rate of 15% per annum and is convertible to common stock at a rate of $.007 per share.

