Form 10-K/A
period 2011-05-31
Axiologix Education Corp
filed 2011-10-17
CIK 1470177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

is Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Amended Annual Report on Form 10-K for the fiscal Year ended May 31, 2011, which the Registrant previously filed with the Securities and Exchange Commission on October 14, 2011 (the “Original Filing”).  The Registrant is filing this Amendment to correct several inadvertent errors that it noted in the Original Filing.

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

Our loss has been funded by proceeds from the sale of our common stock and convertible promissory notes.  During the year ended May 31, 2011, we raised $855,780 of net proceeds through financing activities and our cash position decreased by $4,011.  During the year ended May 31, 2010, we raised $531,195 in net proceeds through financing activities.

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

Critical Accounting Policies

The accounting policies and the use of accounting estimates are set forth in the footnotes to the financial statements.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total (S)
John P. Daglis	2011	71,769	None	None	None	None	None	26,881	$98,650
President, CEO, Treasurer and a director								(151,515 units)(2)
	2010	118,194	None	474,008	None	None	None	None	$592,202
				(23,700,395 shares Common Stock)(1)
Helen Vassallo	2011	49,661	None	None	None	None	None	4,552	$54,213
Secretary								(30,305 units)(2)
	2010	38,436	None	7,000	None	None	None	None	$45,436
				(350,000 shares Common Stock)(1)
Wassim M. Ramadan, director	2011	None	None	41,250	None	None	None	262,899	$262,899
				(3,125,000 shares Common Stock)(1)				(1,675,755 units)(2)
	2010	None	None	167,715	None	None	None	282,977	$450,692
				(8,385,760 shares Common Stock)(1)				(11,000,000 units)(2)
Remigio Romito, director	2011	None	None	9,000	None	None	None	None	$9,000
				(322,078 shares Common Stock)(1)
	2010	None	None	25,906	None	None	None	None	$25,906
				(1,259,320 shares Common Stock)(1)
Dr. Vytas B. Siliunas, director	2011	None	None	None	None	None	None	49,701	$49,701
								(348,485 units)(2)
	2010	None	None	175,996	None	None	None	25,725	$201,721
				(8,799,800 shares Common Stock)(1)				(1,000,000 units)(2)
Dr. Rick Schaffer, director	2011	None	None	None	None	None	None	None	None

	2010	None	None	113,194	None	None	None	None	$113,194
				(5,659,705 shares Common Stock)(1)

(1)	Shares issued for services provided to Axiologix

(2)	Represents units consisting of one common share and one warrant which were sold to Directors at a discount to market.

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

The following financial statements of Axiologix Education Corporation are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b) Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Investment Agreement, dated May 17, 2010, between the Registrant and Dutchess Equity Fund, LP (2)
10.2	Registration Rights Agreement, dated May 17, 2010, between the Registrant and Dutchess Equity Fund, LP (2)
10.3	Amendment to the Investment Agreement, dated July 13, 2010, between the Registrant and Dutchess Equity Fund, LP (2)
23.1*	Consent of M&K CPAs, PLLC
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith

(1)	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 13, 2009.

(2)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2010.

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

Dated: October 14, 2011	AXIOLOGIX EDUCATION CORPORATION
(Registrant)

	By:	/s/ John P. Daglis
President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Daglis	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	October 14, 2011
John P. Daglis

/s/ Dr. Wassim M. Ramadan	Director	October 14, 2011
Dr. Wassim M. Ramadan

/s/ Remigio Romito	Director	October 14, 2011
Remigio Romito

/s/ Dr. Rick Schafer	Director	October 14, 2011
Dr. Rick Schafer

/s/ Dr. Vytas B. Siliunas	Director	October 14, 2011
Dr. Vytas B. Siliunas

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s fiscal year ended May 31, 2011, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2009 annual meeting of security holders.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 13, 2011

Axiologix Education Corporation

(A Development Stage Company)

Condensed Balance Sheets

ASSETS

	May 31, 2011	May 31, 2010

Current Assets
Cash	$-	$4,011
Accounts receivable	400	-
Prepaid expense and other current assets	1,698	-
Total Current Assets	2,098	4,011

Other intangibles, net	-	-

Total Assets	$2,098	$4,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$137,630	$78,912
Accrued interest	31,980	31,101
Notes payable	112,500	-
Convertible notes payable, net of debt discount of $56,569 and $0, respectively	234,431	117,000
Convertible notes payable, owed to related party, net of discount of $4,994 and $0, respectively	14,006	-
Derivative liability	77,609	-
Due to related party	-	16,900
Total Liabilities	608,156	243,913

Stockholders' Deficit

Common stock, $0.001 par value; 750,000,000 shares authorized,
172,000,373 and 96,871,385 shares issued and outstanding, as of May 31, 2011 and May 31, 2010, respectively	172,000	96,871
Common stock payable, 7,800,000 shares issueable, as of May 31, 2010	-	156,000
Common stock subscription receivable	-	(36,000)
Additional paid-in capital	7,271,064	1,959,645
Accumulated deficit during the development stage	(8,049,122)	(2,416,418)
Total Stockholders' Deficit	(606,058)	(239,902)
Total Liabilities and Stockholders' Deficit	$2,098	$4,011

See notes to financial statements

F-3

Axiologix Education Corporation

(A Development Stage Company)

Condensed Statements of Operations

			For the Period From
	For the Years Ended		April 29, 2009 (Inception)
	May 31, 2011	May 31, 2010	to May 31, 2011

Revenue	$ 400	$ -	$ 400

Cost of Revenue	-	-	-

Gross Profit	400	-	400

Operating expenses
Selling, general and administrative	3,413,517	2,050,585	5,579,377
Depreciation and amortization	26,000	-	26,000
Research and development	550,095	133,450	742,045
Impairment of intangible asset	1,144,000	-	1,144,000
Total operating expenses	5,133,612	2,184,035	7,491,422

Loss from operations	(5,133,212)	(2,184,035)	(7,491,022)

Other (income) expense
Interest income	-	(1,847)	(2,100)
Interest expense	397,491	60,051	458,199
Change in fair market value of derivatives	3,379	-	3,379

Loss on settlement of debt	98,622	-	98,622

Loss before provision for income taxes	$ (5,632,704)	$ (2,242,239)	$ (8,049,122)

Provision for income taxes	-	-	-

Net loss	$ (5,632,704)	$ (2,242,239)	$ (8,049,122)

Net loss per share - basic and diluted	$ (0.05)	$ (0.26)

Weighted average number of shares outstanding
- basic and diluted	116,554,229	8,590,839

See notes to financial statements

Axiologix Education Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

			For the Period From
	For the Years Ended		April 29, 2009 (Inception)
	May 31, 2011	May 31, 2010	to May 31, 2011
Cash Flows From Operating Activities:
Net loss	$ (5,632,704)	$ (2,242,239)	$ (8,049,122)
Adjustment to reconcile net loss to net cash used in operations
Non-cash stock based compensation	2,178,101	1,321,364	3,658,565
Common stock issued pursuant to reseller agreement	660,000	111,250	771,250
Common stock issuable for services	-	150,000	-
Change in fair market value of derivative liabilities	3,379	-	3,379
Amortization of debt discount	291,650	-	291,650
Loss on debt settlement	98,622	-	98,622
Impairment loss on intangible asset	1,144,000	-	1,144,000
Depreciation and amortization	26,000	-	26,000
Bad debt expense	10,000	-	10,000
Non-cash consulting services	200,000	-	200,000
Changes in operating assets and liabilities:
Prepaid expense	-	1,765	-
Due from related party	-	10,153	-
Accounts receivable	(400)	-	(400)
Accounts payable and accrued expenses	58,718	50,479	137,630
Accrued Interest	102,843	65,052	168,551
Net Cash Used In Operating Activities	(859,791)	(532,176)	(1,539,875)

Cash Flows From Financing Activities:
Equity offering costs	-	(28,498)	(28,498)
Net borrowings from related parties	19,000	16,900	40,900
Repayments from related party loan	(16,900)	(5,000)	(21,900)
Cash received from subscription receivable	26,000	-	26,000
Proceeds from issuance of note payable	183,000	179,500	382,500
Payment of note payable	(14,500)	(3,200)	(17,700)
Proceeds from issuance of units	72,800	120,000	192,800
Common stock redeemed and cancelled	-	(97,900)	(97,900)
Proceeds from sale of common stock	586,380	349,393	1,063,673
Net Cash Provided by Financing Activities	855,780	531,195	1,539,875

Net Increase (Decrease) in Cash	(4,011)	(981)	-

Cash at Beginning of Period	4,011	4,992	-

Cash at End of Period	$ -	$ 4,011	$ -

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:

Common shares rescinded	$ -	$ 8,653	$ 8,653
Common stock issued for conversion of notes payable and accrued interest	$ 304,344	$ -	$ 418,250
Common stock issued for common stock payable	$ 156,000	$ -	$ 156,000
Subscription receivable for common shares issued	$ -	$ -	$ 36,000
Beneficial conversion feature of convertible note payable	$ 274,697	$ -	$ 274,697
Settlement of derivative liability to additional paid in capital	$ 5,604	$ -	$ 5,604
Discount on convertible debt due to derivative liability	$ 78,516	$ -	$ 78,516
Issuance of notes and common stock for purchase of assets	$ 1,170,000	$ -	$ 1,170,000

See notes to financial statements

Axiologix Education Corporation

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficit

							Deficit
	Common stock		Common stock payable			Additional	accumulated during	Total
					Subscription	Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	stage	Deficit

Balance April 29, 2009 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Common stock issued to founders ($0.02/Sh)	43,700,000	43,700	-	-	-	(43,700)	-	-

Common stock issued for cash ($0.02/Sh)	6,395,000	6,395	-	-	-	121,505	-	127,900

Common stock issued for services ($0.02/Sh)	18,000	18	-	-	-	342	-	360

Stock based compensation to founders	-	-	-	-	-	8,740	-	8,740

Net loss for the period April 29, 2009 (Inception ) to May 31, 2009	-	-	-	-	-	-	(174,179)	(174,179)

Balance May 31, 2009	50,113,000	50,113	-	-	-	86,887	(174,179)	(37,179)

Shares rescinded	(43,263,000)	(43,263)	-	-	-	43,263	-	-

Common stock issued for cash and subscription receivable ($0.02/Sh)	18,720,000	18,720	-	-	(30,000)	355,673	-	344,393

Common stock issued for executive compensation ($0.02/Sh)	35,990,980	35,991	-	-	-	683,829	-	719,820

Common stock issued for services ($0.02/Sh)	13,817,190	13,817	-	-	-	262,527	-	276,344

Common stock payable for services ($0.02/Sh)	-	-	7,500,000	150,000	-	-	-	150,000

Common stock payable for conversion of note payable and accrued interest ($0.02/Sh)	-	-	300,000	6,000	-	-	-	6,000

Common stock issued for cash ($0.066/Sh)	166,670	166	-	-	(6,000)	10,834	-	5,000

Units consisting of common stock and warrants issued for cash ($0.01/unit)	12,000,000	12,000	-	-	-	416,702	-	428,702

Common stock issued for services ($0.066/Sh)	250,000	250	-	-	-	16,250	-	16,500

Common stock issued pursuant to resellership agreement ($0.02/Sh and $0.066/Sh)	4,700,000	4,700	-	-	-	106,550	-	111,250

Common stock issued for services related to equity offering	454,545	455	-	-	-	(455)	-	-

Common stock issued for notes payable and accrued interest converted to stock	5,395,485	5,395	-	-	-	102,511	-	107,906

Common stock redeemed and cancelled	(1,473,485)	(1,473)	-	-	-	(96,427)	-	(97,900)

Equity offering costs	-	-	-	-	-	(28,498)	-	(28,498)

Net loss for the year ended May 31, 2010	-	-	-	-	-	-	(2,242,239)	(2,242,239)

Balance, May 31, 2010	96,871,385	$ 96,871	7,800,000	$ 156,000	$ (36,000)	$ 1,959,645	$ (2,416,418)	$ (239,902)

Cash received for subscription receivable	-	-	-	-	26,000	-	-	26,000

Uncollectible subscription receivable	-	-	-	-	10,000	-	-	10,000

Common stock issued for common stock payable	7,800,000	7,800	(7,800,000)	(156,000)	-	148,200	-	-

Common stock issued for conversion of note payable and accrued interest ($0.02/Sh)	7,704,560	7,705	-	-	-	146,336	-	154,041

Common stock issued for conversion of note payable and accrued interest ($0.066/Sh)	2,277,323	2,277	-	-	-	148,026	-	150,303

Common stock issued for cash ($0.066/Sh)	6,253,941	6,254	-	-	-	406,506	-	412,760

Common stock issued for cash ($0.04/Sh)	2,280,000	2,280	-	-	-	88,920	-	91,200

Common stock issued for cash ($0.02/Sh)	3,096,000	3,096	-	-	-	58,824	-	61,920

Common stock issued for cash ($0.01/Sh)	2,050,000	2,050	-	-	-	18,450	-	20,500

Common stock issued for services ($0.066/Sh)	13,523,700	13,524	-	-	-	879,040	-	892,564

Units consisting of common stock and warrants issued for cash ($0.033/unit)	2,206,060	2,206	-	-	-	414,627	-	416,833

Common stock issued for services ($0.11/Sh)	1,874,245	1,874	-	-	-	204,293	-	206,167

Common stock issued for services	10,063,159	10,063	-	-	-	725,274	-	735,337

Common stock issued pursuant to resellership agreement ($0.11/Sh)	6,000,000	6,000	-	-	-	654,000	-	660,000

Common stock issued pursuant to asset purchase agreement ($0.105/Sh)	10,000,000	10,000	-	-	-	1,040,000	-	1,050,000

Loss on settlement of debt	-	-	-	-	-	98,622	-	98,622

Beneficial conversion feature of convertible note payable	-	-	-	-	-	274,697	-	274,697

Settlement of derivative liability	-	-	-	-	-	5,604	-	5,604

Net loss for the year ended May 31, 2011	-	-	-	-	-	-	(5,632,704)	(5,632,704)

Balance, May 31, 2011	172,000,373	$ 172,000	-	$ -	$ -	7,271,064	$ (8,049,122)	$ (606,058)

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

Forward stock split

On October 4, 2010, the Company completed a one-for-five forward stock split of the Company’s common stock and an increase in the number of authorized shares of common stock from 150,000,000 to 750,000,000.  The share and per-share information disclosed within this Form 10-K reflects the completion of this stock split and all historical periods have been retroactively restated.

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category.  All assets and liabilities are at cost which approximates fair value and there are not items that were required to be valued on a non-recurring basis.

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

During the year ended May 31, 2011, the Company entered into certain Secured Promissory Notes with third parties for a total of $28,000.  The notes carry interest rates of 58% per annum and are convertible to common stock at the rate of $0.04 per share.  The Company has evaluated the conversion feature of the notes and determined that there was a $15,000 beneficial conversion feature on certain notes as the fixed conversion price of $0.04 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.   These notes remain outstanding at May 31, 2011.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

On October 4, 2010, the Company completed a one-for five forward stock split of the Company’s common stock and an increase in the number of authorized shares of common stock from 150,000,000 to 750,000,000.  The payment date for the stock split was October 15, 2010 to holders of record as of October 4, 2010.

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

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair value of derivatives” in the statement of operations.  As of May 31, 2011, the fair value of the embedded derivatives included on the accompanying balance sheet was $77,609.  During the year ended May 31, 2011, the Company recognized a loss on change in fair value of derivative liability totaling $3,379.  Key assumptions used in the valuation of derivative liabilities associated with the convertible notes at May 31, 2011 were as follows:

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

